Form 10QSB
period 2004-03-31
MADISON AVE HOLDINGS INC
filed 2004-05-24
CIK 1284196

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-29957


                         Madison Avenue Holdings, Inc.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                          20-0823997
         ----------------------------------    -----------------------
         (State or other jurisdiction          (I.R.S. Employer
          of incorporation or organization)     Identification Number)


          354 East 50th Street, New York, New York               10022
    -----------------------------------------------------   --------------
    (Address of Principal Executive Offices)                (Zip Code)

                                  212-519-2100
     -----------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes [_]  No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of May 21, 2004.


PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                    CONTENTS


                                                                           Page

Balance Sheet
  March 31, 2004...........................................................F - 1

Statement of Operations for the
  Period February 27, 2004 (inception) to March 31, 2004...................F - 2

Statement of Stockholders' Equity for the
  Period February 27, 2004 (inception) to March 31, 2004...................F - 3

Statement of Cash Flows for the
  Period February 27, 2004 (inception) to March 31, 2004...................F - 4

Notes to Financial Statements..............................................F - 5

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            BALANCE SHEET -UNAUDITED




                                                         March 31,
                                                           2004
                                                     ----------------

Assets:
    Cash and cash equivalents                           $  500
                                                     ----------------

       Total Assets                                       $500
                                                     ================

Liabilities - Accounts Payable                          $   --
                                                     ----------------

Stockholder's Equity:
  Common Stock, Par value $.001
    Authorized 10,000,000 shares,
    Issued 500,000 shares at March 31, 2004                 500
  Additional Paid-In Capital                              3,951
  Deficit Accumulated During the
    Development Stage                                    (3,951)
                                                     ----------------

     Total Stockholder's Equity                            500
                                                     ----------------

     Total Liabilities and
       Stockholder's Equity                             $  500
                                                     ================


   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS - UNAUDITED
         FOR THE PERIOD FEBRUARY 27, 2004 (INCEPTION) TO MARCH 31, 2004


                                         Cumulative
                                         During the
                                      Development Stage -
                                      February 27, 2004
                                       (Inception) to
                                       March 31, 2004
                                     --------------------
Revenues:                                 $    --

General and administrative expense          3,951
                                     --------------------

     Net Loss                             $(3,951)
                                     --------------------

Basic & Diluted loss per share            $ (0.01)
                                     ====================


   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
          FOR THE PERIOD FEBRUARY 27, 2004 (INCEPTION) TO MARCH 31,2004


                                                                       Deficit
                                                                     Accumulated
                                                        Additional   During the
                                   Common Stock          Paid-In     Development
                                Shares     Par Value     Capital       Stage
                              ----------   ----------   ----------   ----------
Balance at February 27,               --   $       --   $       --   $       --
2004 (inception)

Issuance of Stock  for Cash      500,000          500        3,951

Net Loss                              --           --           --       (3,951)
                              ----------   ----------   ----------   ----------

Balance at March 31, 2004        500,000   $      500   $    3,951   $   (3,951)
                              ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS- UNAUDITED
         FOR THE PERIOD FEBRUARY 27, 2004 (INCEPTION ) TO MARCH 31, 2004

                                       Cumulative
                                       During the
                                      Development
                                        Stage -
                                      February 27,
                                          2004
                                     (Inception) to
                                     March 31, 2004
                                     --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                             $       (3,951)
                                     --------------
  Net Cash Used in operating                 (3,951)
activities
                                     --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing                   --
activities
                                     --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of Common Stock            4,451
                                     --------------
Net Cash Provided by Financing                4,451
Activities
                                     --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                     500
  Cash and Cash Equivalents
  at Beginning of Period                         --
                                     --------------
Cash and Cash Equivalents
  at End of Period                   $          500
                                     --------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                           $           --
  Income taxes                       $           --


   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      This summary of accounting policies for Madison Avenue Holdings Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

      The Company was incorporated under the laws of the State of Delaware on February 27, 2004. The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

      The Company has no products or services as of March 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. A business combination involving the issuance of the common stock of the Company will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, current stockholders of the Company may agree to sell, transfer or retire all or a portion of its common stock of the Company to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company. If there is a change in management, no assurance can be given as to the experience or qualifications of such persons either in the operation of the Company's activities or in the operation of the business, assets or property being acquired. New management may be unsuccessful in managing the Company after the business combination.

Interim Financial Statements

      The Company has not yet adopted a fiscal year. The financial statements as of March 31, 2004 and for the period February 27, 2004 (inception) to March 31, 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations and cash flows for such period. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                         MADISON AVENUE HOLDINGS INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                MARCH 31, 2004
                                  (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

      Basic and diluted loss per share has been calculated based upon the 500,000 common shares outstanding.

CONCENTRATION OF CREDIT RISK

      The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balance with one financial institution, in the form of a demand deposit account.


NOTE 2 - INCOME TAXES

      As of March 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of $3,951 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                         MADISON AVENUE HOLDINGS INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                MARCH 31, 2004
                                  (Continued)


NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS

      As of March 31, 2004 all activities of the Company have been conducted by the one corporate officer from either his home or his business office. This officer has agreed to continue this arrangement until the Company completes a business combination.

ITEM 2. PLAN OF OPERATION

Search for a target company.

      Madison Avenue Holdings, Inc. ("MAHI") will search for target companies as potential candidates for a business combination.

      MAHI has not entered into agreements with any third parties to locate potential merger candidates.

      MAHI may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. If MAHI engages in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited. MAHI may utilize consultants in the business and financial communities for referrals of potential target companies. There is no assurance that MAHI will locate a target company or that a business combination will be successful.

Management of MAHI

      MAHI has no full time employees. There is one officer and Director - Cesar Villavicencio - who is the Chief Executive Officer, President, Chief Financial Officer and Secretary. Mr. Villavicencio is also the sole owner of a corporation which is the sole stockholder of MAHI. Mr. Villavicencio has agreed to allocate a limited portion of his time to the activities of MAHI without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr.Villavicencio and the potential demands of the activities of MAHI.

      The amount of time spent by management on the activities of MAHI is not predictable. Such time may vary widely from an extensive amount when reviewing a target company and effecting a business combination to an essentially quiet time when activities of management focus elsewhere. It is impossible to predict the amount of time management will actually be required to spend to review a suitable target company. Management estimates that the business plan of MAHI can be implemented by devoting approximately 10 to 25 hours per month over the course of several months, but such figure cannot be stated with precision.

General Business Plan


      The purpose of MAHI is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. MAHI will not restrict its search to any specific business, industry, or geographical location and MAHI may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because MAHI has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the stockholders of MAHI because it will not permit MAHI to offset potential losses from one venture against gains from another.

      MAHI may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

      MAHI anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. MAHI has not conducted any research to confirm that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

      MAHI has, and will continue to have, minimal capital with which to provide the owners of business entities with any cash or other assets. However, MAHI offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means. MAHI has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the sole officer and director of MAHI, who is not a professional business analyst. In analyzing prospective business opportunities, MAHI may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of MAHI; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of MAHI to search for and enter into potential business opportunities.

      MAHI will not restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which MAHI may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which MAHI may offer.

      Following a business combination MAHI may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, MAHI may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

      A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to MAHI only on the condition that the services of a consultant or advisor are continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Terms of a Business Combination

      In implementing a structure for a particular business acquisition, MAHI may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and stockholders of MAHI will no longer be in control of MAHI. In addition, it is likely that the officer and director of MAHI will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

      It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, MAHI may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after MAHI has entered into an agreement for a business combination or has consummated a business combination and MAHI is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the securities of MAHI may depress the market value of the securities of MAHI in the future if such a market develops, of which there is no assurance.

      While the terms of a business transaction to which MAHI may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

      Depending upon, among other things, the target company's assets and liabilities, the stockholders of MAHI will in all likelihood hold a substantially lesser percentage ownership interest in MAHI following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event MAHI acquires a target company with substantial assets.

      Any merger or acquisition effected by MAHI can be expected to have a significant dilutive effect on the percentage of shares held by the stockholders of MAHI at such time.

      MAHI will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

      If MAHI stops or becomes unable to continue to pay the operating expenses of MAHI, MAHI may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

Undertakings and understandings required of target companies

      As part of a business combination agreement, MAHI intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act for at least a specified period of time; (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

      A potential target company should be aware that the market price and trading volume of the securities of MAHI, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in MAHI within the United States financial community. MAHI does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in MAHI's securities for their own account or customers without active encouragement and basis for doing so. In addition, certain market makers may take short positions in MAHI's securities, which may result in a significant pressure on their market price. MAHI may consider the ability and commitment of a target company to actively encourage interest in MAHI's securities following a business combination in deciding whether to enter into a transaction with such company.

      A business combination with MAHI separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with MAHI normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. MAHI may require assurances from the target company that it has, or that it has a reasonable belief that it will have, sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

      Prior to completion of a business combination, MAHI may require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

Competition

      MAHI will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than MAHI. In view of MAHI's combined extremely limited financial resources and limited management availability, MAHI will continue to be at a significant competitive disadvantage compared to MAHI's competitors.

Item 3. Controls and Procedures

      On May 13, 2004, an evaluation was performed under the supervision and with the participation of our sole officer for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, he concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

      There have been no other significant changes in MAHI's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

      31.1 Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

      32.1        Certification pursuant to 18 U.S.C. 1350.

(b) The Company did not file any reports on Form 8-K for the quarter ended March 31, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MADISON AVENUE HOLDINGS, INC.
--------------------------------------
(Registrant)

Date: May 21, 2004                      Cesar  Villavicencio
      ------------------                --------------------------------
                                              (Name)

                                        /s/ Cesar  Villavicencio
                                        --------------------------------
                                          (Signature)
                                          CEO and Principal Financial Officer