Form 10QSB
period 2004-06-30
MADISON AVE HOLDINGS INC
filed 2004-08-16
CIK 1284196

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 000-29957


                           Madison Avenue Holdings, Inc.
        -------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                   Delaware                           20-0823997
    -------------------------------------    -----------------------------
        (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)          Identification Number)


   354 East 50th Street, New York, New York             10022
 ---------------------------------------------  ----------------------
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

                             FINANCIAL STATEMENTS

                                 JUNE 30, 2004

                                    CONTENTS


                                                                            Page
                                                                            ----

Balance Sheet
  June 30, 2004..........................................................    F-1

Statement of Operations for the Three Months Ended June 30, 2004
  and for the Period February 27, 2004 (inception) to June 30, 2004......    F-2

Statement of Stockholders' Equity for the Three Months Ended June 30,
  2004 and for the Period February 27, 2004 (inception) to June 30, 2004.    F-3

Statement of Cash Flows for the Three Months Ended June 30, 2004
  and for the Period February 27, 2004 (inception) to June 30, 2004......    F-4

Notes to Financial Statements............................................    F-5

                          MADISON AVENUE HOLDINGS INC.
                         (A Development Stage Company)
                            BALANCE SHEET -UNAUDITED


                                          June 30,
                                            2004

Assets:
    Cash and cash equivalents             $ 1,750
                                          -------
       Total Assets                       $ 1,750
                                          =======
Liabilities - Accounts Payable            $   385
                                          -------
Stockholder's Equity:
  Common Stock, Par value $.001
    Authorized 10,000,000 shares,
    Issued 500,000 shares at June             500
    30, 2004
  Additional Paid-In Capital                5,951
  Deficit Accumulated During the
    Development Stage                      (5,086)
                                          -------
     Total Stockholder's Equity             1,365
                                          -------
     Total Liabilities and
       Stockholder's Equity               $ 1,750
                                          =======


   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                         (A Development Stage Company)
                      STATEMENT OF OPERATIONS - UNAUDITED
          FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND FOR THE PERIOD
                 FEBRUARY 27, 2004 (INCEPTION) TO JUNE 30, 2004


                                                      Cumulative
                                                      During the
                                                  Development Stage -
                                 Three Months     February 27, 2004
                                    Ended           (Inception) to
                                June 30, 2004       June 30, 2004

Revenues:                         $    --             $    --

General and administrative
expense                             1,135               5,086
                                  -------             -------
     Net Loss                     $(1,135)            $(5,086)
                                  =======             =======

Basic & Diluted loss per share    $ (0.00)            $ (0.01)
                                  =======             =======


    The accompanying notes are an integral part of these financial statements.

                           MADISON AVENUE HOLDINGS INC.
                           (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
           FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND FOR THE PERIOD
                  FEBRUARY 27, 2004 (INCEPTION) TO JUNE 30, 2004


                                                                 Deficit
                                                               Accumulated
                                                   Additional  During the
                                  Common Stock      Paid-In    Development
                               Shares   Par Value   Capital       Stage

Balance at February 27,             --    $ --      $ -         $    --
2004 (inception)

Issuance of Stock  for Cash    500,000     500       3,951           --

Net Loss                            --      --          --       (3,951)
                               -------     ---      ------      -------
Balance at March 31, 2004      500,000     500       3,951       (3,951)

Capital Contribution                --      --       2,000           --

Net Loss                            --      --          --       (1,135)
                               -------     ---      ------      -------
Balance at June 30, 2004       500,000     500      $5,951      $(5,086)
                               =======     ===      ======      =======



   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                         (A Development Stage Company)
                       STATEMENT OF CASH FLOWS- UNAUDITED
          FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND FOR THE PERIOD
                FEBRUARY 27, 2004 (INCEPTION ) TO JUNE 30, 2004


                                                         Cumulative
                                                         During the
                                                         Development
                                                           Stage -
                                      Three Months    February 27, 2004
                                         Ended         (Inception) to
                                     June 30, 2004      June 30, 2004
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                               $(1,135)           $(5,086)
Changes in operating assets and
liabilities:
  Accounts Payable                         385                385
                                       -------            -------
  Net Cash Used in Operating
  Activities                           $  (750)            (4,701)
                                       -------            -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing              --                 --
Activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of Common Stock          --              4,451
Capital Contribution                     2,000              2,000
                                       -------            -------
Net Cash Provided by Financing
Activities                               2,000              6,451
                                       -------            -------
Net (Decrease) Increase in
  Cash and Cash Equivalents              1,250              1,750
Cash and Cash Equivalents
  at Beginning of Period                   500                 --
                                       -------            -------
Cash and Cash Equivalents
  at End of Period                     $ 1,750            $ 1,750
                                       =======            =======

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                             $    --            $    --
  Income taxes                         $    --            $    --


   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 JUNE 30, 2004

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

Nature of Business

      The Company has no products or services as of June 30, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. A business combination involving the issuance of the common stock of the Company will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, current stockholders of the Company may agree to sell, transfer or retire all or a portion of its common stock of the Company to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company. If there is a change in management, no assurance can be given as to the experience or qualifications of such persons either in the operation of the Company's activities or in the operation of the business, assets or property being acquired. New management may be unsuccessful in managing the Company after the business combination.

Interim Financial Statements

      The Company has not yet adopted a fiscal year. The financial statements as of June 30, 2004 and for the three months ended June 30, 2004 and for the period February 27, 2004 (inception) to June 30, 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations and cash flows for such period. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                          MADISON AVENUE HOLDINGS INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 JUNE 30, 2004
                                  (Continued)

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


NOTE 2 - INCOME TAXES

      As of June 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of $5,086 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                          MADISON AVENUE HOLDINGS INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 JUNE 30, 2004
                                  (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS

      As of June 30, 2004 all activities of the Company have been conducted by the one corporate officer from either his home or his business office. This officer has agreed to continue this arrangement until the Company completes a business combination.

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

Item 3.    Controls and Procedures

      On August 12, 2004, an evaluation was performed under the supervision and with the participation of our sole officer for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, he concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

      There have been no other significant changes in MAHI's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

Item 6.    Exhibits and Reports on Form 8-K

EXHIBIT NUMBER      DESCRIPTION

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


MADISON AVENUE HOLDINGS, INC.
-----------------------------
(Registrant)

Date: August 12, 2004               Cesar  Villavicencio
      ---------------               -----------------------------------
                                    (Name)

                                    /s/ Cesar  Villavicencio
                                    -----------------------------------
                                    (Signature)
                                    CEO and Principal Financial Officer