Form 10QSB
period 2004-09-30
MADISON AVE HOLDINGS INC
filed 2004-11-15
CIK 1284196

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-29957

                          Madison Avenue Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 20-0823997
                  (State or other jurisdiction (I.R.S. Employer
--------------------------------------------------------------------------------
            of incorporation or organization) Identification Number)

         354 East 50th Street, New York, New York             10022
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)          (Zip Code)

                                  212-519-2100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of November 12, 2004.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

                                    CONTENTS

                                                                                              Page
                                                                                              ----
Balance Sheet
  September 30, 2004..........................................................................F - 1

Statement of Operations for the Three Months Ended September 30, 2004
  and for the Period February 27, 2004 (inception) to September 30, 2004......................F - 2

Statement of Stockholders' Equity for the Three Months Ended September 30, 2004
  and for the Period February 27, 2004 (inception) to September 30, 2004......................F - 3

Statement of Cash Flows for the Three Months Ended September 30, 2004
  and for the Period February 27, 2004 (inception) to September 30, 2004......................F - 4

Notes to Financial Statements.................................................................F - 5

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            BALANCE SHEET -UNAUDITED

                                                                Setember 30,
                                                                    2004
                                                                ------------
Assets:
    Cash and cash equivalents                                      $ 1,000
                                                                   -------
       Total Assets                                                $ 1,000
                                                                   =======

Liabilities - Accounts Payable                                     $   672
                                                                   -------
Stockholder's Equity:
  Common Stock, Par value $.001
    Authorized 10,000,000 shares,
    Issued 500,000 shares at September 30, 2004                        500
  Additional Paid-In Capital                                         5,951
  Deficit Accumulated During the
    Development Stage                                               (6,123)
                                                                   -------
     Total Stockholder's Equity                                        328
                                                                   -------

     Total Liabilities and
       Stockholder's Equity                                        $ 1,000
                                                                   =======

   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS - UNAUDITED
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND FOR THE PERIOD
               FEBRUARY 27, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                Cumulative
                                                                During the
                                                           Development Stage -
                                        Three Months        February 27, 2004
                                           Ended              (Inception) to
                                     September 30, 2004     September 30, 2004
                                     ------------------     ------------------

Revenues:                                $    --                $      --

General and administrative expense         1,037                    6,123
                                         -------                ---------

     Net Loss                            $(1,037)               $  (6,123)
                                         =======                =========

Basic & Diluted loss per share           $ (0.00)               $   (0.01)
                                         =======                =========

Weighted average number of
common shares outstanding                500,000                  500,000
                                         =======                =========

   The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND FOR THE PERIOD
               FEBRUARY 27, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                                               Deficit
                                                                                             Accumulated
                                                                            Additional        During the
                                                   Common Stock              Paid-In         Development
                                              Shares          Par Value      Capital            Stage
                                              -------         -------          -------         -------
Balance at February 27, 2004 (inception)           --         $    --         $    --         $    --

Issuance of Stock  for Cash                   500,000             500           3,951              --

Net Loss                                           --              --              --          (3,951)
                                              -------         -------         -------         -------
Balance at March 31, 2004                     500,000             500           3,951          (3,951)
Capital Contribution                               --              --           2,000              --

Net Loss                                           --              --              --          (1,135)
                                              -------         -------         -------         -------

Balance at June 30, 2004                      500,000             500           5,951          (5,086)

Net Loss                                           --              --              --          (1,037)
                                              -------         -------         -------         -------

Balance at September 30, 2004                 500,000         $   500         $ 5,951         $(6,123)
                                              =======         =======         =======         =======

The accompanying notes are an integral part of these financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS- UNAUDITED
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND FOR THE PERIOD
              FEBRUARY 27, 2004 (INCEPTION ) TO SEPTEMBER 30, 2004

                                                                                       Cumulative
                                                                                       During the
                                                                                       Development
                                                                                         Stage -
                                                           Three Months             February 27, 2004
                                                              Ended                  (Inception) to
                                                        September 30, 2004         September 30, 2004
                                                        ------------------         ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                       $(1,037)                  $(6,123)
Changes in operating assets and liabilities:
  Accounts Payable                                                 287                       672
                                                               -------                   -------
  Net Cash Used in Operating Activities                           (750)                   (5,451)
                                                               -------                   -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                           --                        --

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of Common Stock                                  --                     4,451
Capital Contribution                                                --                     2,000
                                                               -------                   -------
Net Cash Provided by Financing Activities                           --                     6,451
                                                               -------                   -------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                       (750)                    1,000
Cash and Cash Equivalents
  at Beginning of Period                                         1,750                        --
Cash and Cash Equivalents
                                                               -------                   -------
  at End of Period                                             $ 1,000                   $ 1,000
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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2004

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

Nature of Business

      The Company has no products or services as of September 30, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. A business combination involving the issuance of the common stock of the Company will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, current stockholders of the Company may agree to sell, transfer or retire all or a portion of its common stock of the Company to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company. If there is a change in management, no assurance can be given as to the experience or qualifications of such persons either in the operation of the Company's activities or in the operation of the business, assets or property being acquired. New management may be unsuccessful in managing the Company after the business combination.

Interim Financial Statements

      The Company has not yet adopted a fiscal year. The financial statements as of September 30, 2004 and for the three months ended September 30, 2004 and for the period February 27, 2004 (inception) to September 30, 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations and cash flows for such period. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2004
                                   (Continued)

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

NOTE 2 - INCOME TAXES

      As  of  September  30,  2004,   the  Company  had  a  net  operating  loss
carryforward for income tax reporting purposes of $6,123 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2004
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

      As of September 30, 2004 all activities of the Company have been conducted by the one corporate officer from either his home or his business office. This officer has agreed to continue this arrangement until the Company completes a business combination.

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

Item 3. Controls and Procedures

      On November 12, 2004, an evaluation was performed under the supervision and with the participation of our sole officer for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, he concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

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

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NUMBER                DESCRIPTION

   31.1           Certification  pursuant to Exchange  Act Rules  13a-15(e)  and
                  15d-15(e),   as  adopted   pursuant  to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002;

   32.1           Certification pursuant to 18 U.S.C. 1350.

      (b) The Company did not file any reports on Form 8-K for the quarter ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: November 15, 2004                          Cesar Villavicencio
                                         -----------------------------------
                                                        (Name)


                                              /s/ Cesar  Villavicencio
                                         -----------------------------------
                                                     (Signature)
                                         CEO and Principal Financial Officer