Form 10KSB
period 2004-12-31
MADISON AVE HOLDINGS INC
filed 2005-03-31
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB
                              --------------------


                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Fiscal Year Ended December 31, 2004

                  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to __________________


                        Commission File Number 000-29957


                          Madison Avenue Holdings, Inc.
                          -----------------------------
                  Name of small business issuer in its charter)


Delaware                                                     20-0823997
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS. Employer
 incorporation or organization)                              Identification No.)

354 East 50th Street, New York, New York                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code 212-519-2100

Securities registered pursuant to Section 12(b) of the Act:   None.


Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $.001 par value


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $0.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates is $0.

         On March 28, we had 500,000 shares of common stock outstanding.

         Transitional Small Business Disclosure Format (check one):

                           Yes [ ]         No: [X]

                          Madison Avenue Holdings, Inc.

                                   Form 10-KSB
                       Fiscal Year Ended December 31, 2004

                                Table of Contents
PART I                                                                    Page

Item 1.      Description of Business.........................................1
Item 2.      Description of Property..........................................
Item 3.      Legal Proceedings................................................
Item 4.      Submission of Matters to a Vote of Security Holders..............

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities.......
Item 6.      Management's Discussion and Analysis or Plan of Operation........
Item 7.      Financial Statements.............................................
Item 8.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................
Item 8A.    Controls and Procedures...........................................
Item 8B.    Other Information.................................................

PART III

Item 9.      Directors and Executive Officers of the Registrant...............
Item 10. Executive Compensation...............................................
Item 11. Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters..........
Item 12. Certain Relationships and Related Transactions.......................
Item 13. Exhibits.............................................................
Item 14. Principal Accountant Fees and Services...............................

Signatures....................................................................

Financial Statements       F-1

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS.

      Madison Avenue Holdings, Inc. ("MAHI") was incorporated on February 27, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. MAHI has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

      MAHI will attempt to locate and negotiate with one or more business entities for the combination of that target company or those target companies with MAHI. Each combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

      No assurances can be given that MAHI will be successful in locating or negotiating with any target company.

      MAHI has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

      A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of MAHI and the substitution by the target company of its own management and board of directors.

      The proposed business activities described herein classify MAHI as a "blank check" company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the public sale of securities of blank check companies. MAHI will not make any efforts to cause a market to develop in its securities until such time as MAHI has successfully implemented its business plan and it is no longer classified as a blank check company.

      No assurances can be given that MAHI will be able to enter into any business combination, as to the terms of a business combination, or as to the nature of a target company.

ITEM  2.  DESCRIPTION OF PROPERTY.

      MAHI has no properties and at this time has no agreements to acquire any properties. MAHI currently uses the offices of Cesar Villavicencio at no cost to MAHI. Mr.Villavicencio has agreed to continue this arrangement until MAHI completes a business combination.

ITEM  3. LEGAL PROCEEDINGS.

      There is no litigation pending or threatened by or against MAHI.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no shareholders meetings in the fourth quarter of this fiscal year.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

      (a) MARKET PRICE. There is no trading market for MAHI's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

      (b) HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933. As of March 21, 2004, there were 500,000 shares of common stock outstanding. The par value per share is $.001.There is one holder of the common stock issued and outstanding.

      (c) DIVIDENDS. MAHI has not paid any dividends to date, and has no plans to do so in the immediate future.


ITEM  6.  PLAN  OF  OPERATION.

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

      Depending upon, among other things, the target company's assets and liabilities, the stockholders of MAHI will in all likelihood hold a substantially lesser percentage ownership interest in MAHI following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event MAHI acquires a target company with substantial assets. Any merger or acquisition effected by MAHI can be expected tohave a significant dilutive effect on the percentage of shares held by the stockholders of MAHI at such time.

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


ITEM 7.   FINANCIAL  STATEMENTS.

      MAHI's consolidated financial statements for the period from February 27, 2004 (inception) to December 31, 2004, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      MAHI has not changed accountants since its formation and there are no disagreements with the findings of its accountants.


ITEM  8A. CONTROLS AND PROCEDURES

Our executive and principal financial officer have concluded that MAHI's disclosure controls and procedures as of December 31, 2004 are effective.


ITEM 8B.  OTHER INFORMATION

None.


                                    Part III

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below is the name of the sole director and officer of MAHI, all positions and offices he holds with MAHI, the period during which he has served as such, and his business experience during at least the last five years.

----------------------------------------------------------------------
Name                      Age         Positions and Offices Held
                                      With Registrant
----------------------------------------------------------------------
Cesar Villavicencio       35          Chief Executive Officer,
                                      President, Chief Financial
                                      Officer, Secretary and Director
----------------------------------------------------------------------


ITEM 10.  EXECUTIVE COMPENSATION

         The sole officer and director of MAHI has not received any compensation for his services rendered to MAHI, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with MAHI. However, he anticipates receiving benefits as beneficial stockholder of MAHI.

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by MAHI for the benefit of its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth each person known by MAHI to be the beneficial owner of five percent or more of the common stock of MAHI and the sole director and officer of MAHI. He has sole voting and investment power with respect to the shares shown.

-------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner     Amount of Beneficial Ownership      Percentage of Class
-------------------------------------------------------------------------------------------------------------
Cesar Villavicencio                      500,000                             100%
-------------------------------------------------------------------------------------------------------------

      MAHI has not adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer because currently there is only one director and officer who is also the sole shareholder of MAHI.


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      There are no relationships or transactions required to be disclosed under this Item.


ITEM  13. EXHIBITS


EXHIBIT NUMBER                      DESCRIPTION

3.1              Certificate of Incorporation (1)

3.2              By-Laws (1)

31.1 Certification of Cesar Villavicencio pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

1. Incorporated by reference from Form 10SB filed by the Company with the Securities and Exchange Commission on March 29, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

      The following table sets forth the fees billed to the Company for the fiscal year ended December 31,2004 by the accountant:

                                       Fiscal Year Ended
                                       December 31, 2004

Audit Fees                                $  5,250.00
Audit Related Fees                        $      0.00
Tax Fees                                  $      0.00
All Other Fees                            $      0.00

                                   SIGNATURES


        In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Madison Avenue Holdings, Inc.

                                            By: /s/ Cesar Villavicencio
                                               --------------------------
                                               Cesar Villavicencio,
                                               Chief Executive Officer

Date: March 30, 2005

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements



                                                                       Page

Report of Independent Auditor                                          F-2

Financial Statements:

   Balance Sheet as of December 31, 2004                               F-3

   Statement of Operations for the period
      February 27, 2004 (date of inception)
      to December 31, 2004                                             F-4

   Statement of Changes in Stockholder's Equity
      for the period February 27, 2004 (date of inception)
      to December 31, 2004                                             F-5

   Statement of Cash Flows for the period
      February 27, 2004 (date of inception)
      to December 31, 2004                                             F-6

   Notes to Financial Statements                                       F-7

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Madison Avenue Holdings Inc.

I have audited the accompanying balance sheet of Madison Avenue Holdings Inc. (the Company), a development stage company, as of December 31, 2004 and the related statements of operations, changes in stockholder's equity, and cash flows for the period February 27, 2004 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc., a development stage company, as of December 31, 2004 and the results of its operations and its cash flows for the period February 27, 2004 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Michael T. Studer CPA P.C.
                                                  ------------------------------

Freeport, New York
March 15, 2005

             MADISON AVENUE HOLDINGS INC.
             (A Development Stage Company)
                     Balance Sheet
                   December 31, 2004


Assets

Current assets:
   Cash and cash equivalents                                    $        191
                                                                ------------

      Total current assets                                               191

Other assets                                                               -
                                                                ------------

Total assets                                                    $        191
                                                                ============

Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
   Accounts payable and accrued expenses                        $      1,037
                                                                ------------

      Total current liabilities                                        1,037

Other liabilities                                                          -
                                                                ------------

   Total liabilities                                                   1,037
                                                                ------------

Stockholder's equity (deficiency):
   Common stock, $.001 par value; 10,000,000 shares
      authorized, 500,000 shares issued and outstanding                  500
   Additional paid-in capital                                          5,951
   Deficit accumulated during the development stage                   (7,297)
                                                                ------------

      Total stockholder's equity (deficiency)                           (846)
                                                                ------------

Total liabilities and stockholder's equity (deficiency)         $        191
                                                                ============


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                             Statement of Operations
        For the Period February 27, 2004 (Inception) to December 31, 2004



Revenues                                                       $             -
                                                               ---------------

Expenses:
   General and administrative                                            7,297
                                                               ---------------

      Total expenses                                                     7,297
                                                               ---------------

Net loss                                                       $        (7,297)
                                                               ===============

Net loss per share, basic and diluted                          $         (0.01)
                                                               ===============

Weighted average number of common
   shares outstanding, basic and diluted                               500,000
                                                               ===============













See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholder's Equity
        For the Period February 27, 2004 (Inception) to December 31, 2004


                                                                                           Deficit
                                                                                         Accumulated
                                                    Common Stock          Additional      During the              Total
                                              ------------------------     Paid-In       Development           Stockholder's
                                                 Shares        Amount       Capital          Stage           Equity (Deficiency)
                                              ------------   ---------   -----------   ----------------      ------------------
Sale of common stock to a
   corporation controlled by the
   president and director of the
   Company in March 2004                          500,000    $    500    $         -    $           -        $           500

Company expenses paid by sole
   stockholder in March 2004                            -           -          3,951                -                  3,951

Capital contribution from sole
   stockholder in May 2004                              -           -          2,000                -                  2,000

Net loss for the period February 27,
   2004 to December 31, 2004                            -           -              -           (7,297)                (7,297)
                                              ------------   ---------   ------------   --------------       -----------------
Balances, December 31, 2004                       500,000    $    500    $     5,951    $      (7,297)       $          (846)
                                              ============   =========   ============   ==============       =================


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
        For the Period February 27, 2004 (Inception) to December 31, 2004




Cash flows from operating activities:
   Net loss                                                        $   (7,297)
   Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                             1,037
                                                                   -----------

   Net cash provided by (used in) operating activities                 (6,260)
                                                                   -----------

Cash flows from investing activities                                        -
                                                                   -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                     500
   Capital contributions                                                5,951
                                                                   -----------

   Net cash provided by  financing activities                           6,451
                                                                   -----------

Net increase in cash                                                      191

Cash and cash equivalents, beginning of period                              -
                                                                   -----------

Cash and cash equivalents, end of period                           $      191
                                                                   ===========


Supplemental disclosures of cash flow information:
   Interest paid                                                   $        -
                                                                   -----------

   Income taxes paid                                               $        -
                                                                   -----------



See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                  For the Period February 27, 2004 (Inception)
                              to December 31, 2004


NOTE 1 - ORGANIZATION

Madison Avenue Holdings Inc. (the "Company") was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises". Since inception, the Company's activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

At December 31, 2004, the Company had negative working capital and a stockholder's deficiency of $846. For the period February 27, 2004 (inception) to December 31, 2004, the Company incurred a net loss of $7,297. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash and cash equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - The Company's financial instruments consist of cash and accounts payable and accrued expenses, which approximate fair value because of their short maturity.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                  For the Period February 27, 2004 (Inception)
                              to December 31, 2004

Income taxes - Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per common share - Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

Concentration of credit risk - The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balance with one financial institution, in the form of a demand deposit account.

NOTE 3 - STOCKHOLDER'S EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation controlled by the president and director of the Company. In March and May 2004, this sole stockholder made additional capital contributions to the Company of $3,951 and $2,000, respectively.

NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.

At December 31, 2004, deferred tax assets consist of:

   Net operating loss carryforward                     $    2,481
   Less valuation allowance                                (2,481)
                                                       ----------

   Net                                                 $        -
                                                       ==========

Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,481 attributable to the future utilization of the $7,297 net operating loss carryforward as of December 31, 2004 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2004. The Company will continue

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                  For the Period February 27, 2004 (Inception)
                              to December 31, 2004

to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in year 2024.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 - CONTINGENCY

All activities of the Company have been conducted by the one corporate officer from either his home or his business office at no cost to the Company. This officer has agreed to continue this arrangement until the Company completes a business combination.