Form 10QSB
period 2005-03-31
MADISON AVE HOLDINGS INC
filed 2005-05-16
CIK 1284196

Form 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to............

Commission File Number 000-29957

                          Madison Avenue Holdings, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 20-0823997
     ----------------------------------------- -----------------------------
                  (State or other jurisdiction (I.R.S. Employer
            of incorporation or organization) Identification Number)

           354 East 50th Street, New York, New York         10022
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)       (Zip Code)

                                  212-519-2100
     -----------------------------------------------------------------------
                (Issuer's telephone number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|         No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of May 11, 2005.

Transitional Small Business Disclosure Format (check one);________   ________

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  FINANCIAL STATEMENTS
------   --------------------

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements

                                                                           Page

Financial Statements:

   Balance Sheets as of March 31, 2005 (Unaudited)
     and December 31, 2004                                                  F-2

   Statements of Operations for the three months ended March
      31, 2005, for the period February 27, 2004 to March
      31, 2004, and for the period February 27, 2004 (date
      of inception) to March 31, 2005 (unaudited)                           F-3

   Statements of Cash Flows for the three months ended March
      31, 2005, for the period February 27, 2004 to March
      31, 2004, and for the period February 27, 2004 (date
      of inception) to March 31, 2005 (unaudited)                           F-4

   Notes to Financial Statements (Unaudited)                                F-5

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                             March 31,     December 31,
                                                               2005            2004
                                                           ------------    ------------
Assets                                                     (Unaudited)
------

Current assets:
   Cash and cash equivalents                               $         --    $        191
                                                           ------------    ------------

      Total current assets                                           --             191

Other assets                                                         --              --
                                                           ------------    ------------

Total assets                                               $         --    $        191
                                                           ============    ============

Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
   Accounts payable and accrued expenses                   $      3,399    $      1,037
                                                           ------------    ------------

      Total current liabilities                                   3,399           1,037

Other liabilities                                                    --              --
                                                           ------------    ------------

   Total liabilities                                              3,399           1,037
                                                           ------------    ------------

Stockholder's equity (deficiency):
   Common stock, $.001 par value; 10,000,000 shares
      authorized, 500,000 shares issued and outstanding             500             500
   Additional paid-in capital                                     7,951           5,951
   Deficit accumulated during the development stage             (11,850)         (7,297)
                                                           ------------    ------------

      Total stockholder's equity (deficiency)                    (3,399)           (846)
                                                           ------------    ------------

Total liabilities and stockholder's equity (deficiency)    $         --    $        191
                                                           ============    ============

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                            Cumulative
                                                                            During the
                                                                           Development
                                                             Period           Stage
                                           Three Months    February 27,    (February 27,
                                              Ended          2004 to          2004 to
                                          March 31, 2005  March 31, 2004  March 31, 2005)
                                           ------------    ------------    ------------
Revenues                                   $         --    $         --    $         --
                                           ------------    ------------    ------------

Expenses:
   General and administrative                     4,553           3,951          11,850
                                           ------------    ------------    ------------

      Total expenses                              4,553           3,951          11,850
                                           ------------    ------------    ------------

Net loss                                   $     (4,553)   $     (3,951)   $    (11,850)
                                           ============    ============    ============

Net loss per share, basic and diluted      $      (0.01)   $      (0.01)
                                           ============    ============

Weighted average number of common
   shares outstanding, basic and diluted        500,000         500,000
                                           ============    ============

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Cumulative
                                                                                     During the
                                                                                    Development
                                                                        Period          Stage
                                                     Three Months    February 27,   (February 27,
                                                        Ended           2004 to        2004 to
                                                    March 31, 2005  March 31, 2004  March 31, 2005)
                                                     ------------    ------------    ------------

Cash flows from operating activities:
   Net loss                                          $     (4,553)   $     (3,951)   $    (11,850)
   Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                 2,362              --           3,399
                                                     ------------    ------------    ------------

   Net cash provided by (used in)
      operating activities                                 (2,191)         (3,951)         (8,451)
                                                     ------------    ------------    ------------

Cash flows from investing activities                           --              --              --
                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from sale of common stock                          --             500             500
   Capital contributions                                    2,000           3,951           7,951
                                                     ------------    ------------    ------------

   Net cash provided by  financing activities               2,000           4,451           8,451
                                                     ------------    ------------    ------------

Net increase (decrease) in cash                              (191)            500              --

Cash and cash equivalents, beginning of period                191              --              --
                                                     ------------    ------------    ------------

Cash and cash equivalents, end of period             $         --    $        500    $         --
                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid                                     $         --    $         --    $         --
                                                     ------------    ------------    ------------

   Income taxes paid                                 $         --    $         --    $         --
                                                     ------------    ------------    ------------

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
            For the Three Months Ended March 31, 2005, for the Period
             February 27, 2004 to March 31, 2004 and for the Period
                 February 27, 2004 (Inception) to March 31, 2005
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and for the period February 27, 2004 to March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the periods ended March 31, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period February 27, 2004 to December 31, 2004 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

Madison Avenue Holdings Inc. (the "Company") was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 - BASIS OF PRESENTATION

The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises". Since inception, the Company's activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission ("SEC").

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
            For the Three Months Ended March 31, 2005, for the Period
             February 27, 2004 to March 31, 2004 and for the Period
                 February 27, 2004 (Inception) to March 31, 2005
                                   (Unaudited)

At March 31, 2005, the Company had negative working capital and a stockholder's deficiency of $3,399. For the period February 27, 2004 (inception) to March 31, 2005, the Company has incurred net losses of $11,850. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDER'S EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation controlled by the president and director of the Company. In March and May 2004, this sole stockholder made additional capital contributions to the Company of $3,951 and $2,000, respectively. In February and April 2005, this sole stockholder made additional capital contributions to the Company of $2,000 and $3,000, respectively.

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2005, deferred tax assets consist of:

      Net operating loss carryforward                        $      4,029
      Less valuation allowance                                     (4,029)
                                                             ------------

      Net                                                    $         --
                                                             ============

Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $4,029 attributable to the future utilization of the $11,850 net operating loss carryforward as of March 31, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024 and 2025 in the amounts of $7,297 and $4,553, respectively.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
            For the Three Months Ended March 31, 2005, for the Period
             February 27, 2004 to March 31, 2004 and for the Period
                 February 27, 2004 (Inception) to March 31, 2005
                                   (Unaudited)

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

All activities of the Company have been conducted by the one corporate officer from either his home or his business office at no cost to the Company. This officer has agreed to continue this arrangement until the Company completes a business combination.

The Company has been provided certain professional services in connection with its SEC filings at no cost to the Company.

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

Item 3.   Controls and Procedures

      On March 31, 2005, an evaluation was performed under the supervision and with the participation of our sole officer for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, he concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

      There have been no other significant changes in MAHI's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

PART II - OTHER INFORMATION

Item 6.   Exhibits

EXHIBIT NUMBER                DESCRIPTION

      31.1 Certification pursuant to Exchange Act Rules 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

      32.1        Certification pursuant to 18 U.S.C. 1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON AVENUE HOLDINGS, INC.
-----------------------------
(Registrant)

         Date: May 16, 2005                 Cesar  Villavicencio
         -------------------------          --------------------------
                                                       (Name)

                                            /s/ Cesar  Villavicencio
                                            --------------------------
                                                    (Signature)
                                            CEO and Principal Financial Officer