Form 10QSB
period 2005-06-30
MADISON AVE HOLDINGS INC
filed 2005-08-25
CIK 1284196

Form 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to_______________

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


     354 East 50th Street, New York, New York                  10022
  ----------------------------------------------------------------------------
     (Address of Principal Executive Offices)                (Zip Code)

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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of August 10, 2005.

Transitional Small Business Disclosure Format (check one); ______   ________


PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                                Page
Financial Statements:

   Balance Sheets as of June 30, 2005 (Unaudited)
     and December 31, 2004                                                      F-2

   Statements of Operations for the three months ended June 30, 2005 and June
      30, 2004, for the six months ended June 30, 2005 and for the period
      February 27, 2004 to June 30, 2004, and for the period February 27, 2004
      (date of inception) to June 30, 2005 (unaudited)                          F-3

   Statements of Cash Flows for the six months ended June 30, 2005 and for the period February 27, 2004 to June 30, 2004, and for the period February 27,
      2004 (date of inception) to June 30, 2005 (unaudited)                     F-4

   Notes to Financial Statements (Unaudited)                                    F-5

                  MADISON AVENUE HOLDINGS INC.
                  (A Development Stage Company)
                         Balance Sheets

                                                            June 30,      December 31,
                                                              2005            2004
                                                          ------------    ------------
Ass                                                        (Unaudited)

Current assets:
   Cash and cash equivalents                              $        291    $        191
                                                          ------------    ------------

      Total current assets                                         291             191

Other assets                                                        --              --
                                                          ------------    ------------

Total assets                                              $        291    $        191
                                                          ============    ============

Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
   Accounts payable and accrued expenses                  $      2,235    $      1,037
                                                          ------------    ------------

      Total current liabilities                                  2,235           1,037

Other liabilities                                                   --              --
                                                          ------------    ------------

   Total liabilities                                             2,235           1,037
                                                          ------------    ------------

Stockholder's equity (deficiency):
   Common stock, $.001 par value; 10,000,000 shares
      authorized, 500,000 shares issued and outstanding            500             500
   Additional paid-in capital                                   10,951           5,951
   Deficit accumulated during the development stage            (13,395)         (7,297)
                                                          ------------    ------------

      Total stockholder's equity (deficiency)                   (1,944)           (846)
                                                          ------------    ------------

Total liabilities and stockholder's equity (deficiency)   $        291    $        191
                                                          ============    ============


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                           During the
                                                                                                           Development
                                                                                             Period           Stage
                                           Three Months    Three Months    Six Months      February 27,   (February 27,
                                              Ended           Ended           Ended          2004 to          2004 to
                                          June 30, 2005    June 30, 2004  June 30, 2005    June 30, 2004   June 30, 2005)
                                           ------------    ------------    ------------    ------------    ------------
Revenues                                   $         --    $         --    $         --    $         --    $         --
                                           ------------    ------------    ------------    ------------    ------------

Expenses:
   General and administrative                     1,545           1,135           6,098           5,086          13,395
                                           ------------    ------------    ------------    ------------    ------------

      Total expenses                              1,545           1,135           6,098           5,086          13,395
                                           ------------    ------------    ------------    ------------    ------------

Net loss                                   $     (1,545)   $     (1,135)   $     (6,098)   $     (5,086)   $    (13,395)
                                           ============    ============    ============    ============    ============

Net loss per share, basic and diluted$                            (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                           ============    ============    ============    ============

Weighted average number of common
   shares outstanding, basic and diluted        500,000         500,000         500,000         500,000
                                           ============    ============    ============    ============

See  notes to financial statements.

            MADISON AVENUE HOLDINGS INC.
            (A Development Stage Company)
              Statements of Cash Flows
                     (Unaudited)

                                                                                     Cumulative
                                                                                     During the
                                                                                     Development
                                                                       Period           Stage
                                                     Six Months      February 27,   (February 27,
                                                        Ended           2004 to        2004 to
                                                    June 30, 2005   June 30, 2004   June 30, 2005)
                                                     ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                          $     (6,098)   $     (5,086)   $    (13,395)
   Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                 1,198             385           2,235
                                                     ------------    ------------    ------------

   Net cash provided by (used in)
      operating activities                                 (4,900)         (4,701)        (11,160)
                                                     ------------    ------------    ------------

Cash flows from investing activities                           --              --              --
                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from sale of common stock                          --           4,451           4,451
   Capital contributions                                    5,000           2,000           7,000
                                                     ------------    ------------    ------------

   Net cash provided by  financing activities               5,000           6,451          11,451
                                                     ------------    ------------    ------------

Net increase (decrease) in cash                               100           1,750             291

Cash and cash equivalents, beginning of period                191              --              --
                                                     ------------    ------------    ------------

Cash and cash equivalents, end of period             $        291    $      1,750    $        291
                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid                                     $         --    $         --    $         --
                                                     ------------    ------------    ------------

   Income taxes paid                                 $         --    $         --    $         --
                                                     ------------    ------------    ------------

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
           For the Three Months Ended June 30, 2005 and June 30, 2004,
            for the Six Months Ended June 30, 2005 and for the Period
              February 27, 2004 to June 30, 2004 and for the Period
                 February 27, 2004 (Inception) to June 30, 2005
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2005 and for the three months ended June 30, 2005 and June 30, 2004 and for the six months ended June 30, 2005 and for the period February 27, 2004 to June 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the periods ended June 30, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
           For the Three Months Ended June 30, 2005 and June 30, 2004,
            for the Six Months Ended June 30, 2005 and for the Period
              February 27, 2004 to June 30, 2004 and for the Period
                 February 27, 2004 (Inception) to June 30, 2005

At June 30, 2005, the Company had negative working capital and a stockholder's deficiency of $1,944. For the period February 27, 2004 (inception) to June 30, 2005, the Company has incurred net losses of $13,395. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDER'S EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation controlled by the president and director of the Company. In March and May 2004, this sole stockholder made additional capital contributions to the Company of $3,951 and $2,000, respectively. In February, April and July 2005, this sole stockholder made additional capital contributions to the Company of $2,000, $3,000 and $2,500 respectively.

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At June 30, 2005, deferred tax assets consist of:

      Net operating loss carryforward   $    4,554
      Less valuation allowance              (4,554)
                                        ----------

      Net                               $       --
                                        ==========

Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $4,554 attributable to the future utilization of the $13,395 net operating loss carryforward as of June 30, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024 and 2025 in the amounts of $7,297 and $6,098, respectively.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
           For the Three Months Ended June 30, 2005 and June 30, 2004,
            for the Six Months Ended June 30, 2005 and for the Period
              February 27, 2004 to June 30, 2004 and for the Period
                 February 27, 2004 (Inception) to June 30, 2005
                                   (Unaudited)

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has entered into a Stock Purchase Agreement dated as of July 8, 2005 with Acer Limited ("Acer"), a British Virgin Islands company owned and controlled by Cesar Villavicencio, and Alex Kam ("Kam"). Under the Stock Purchase Agreement, Acer agreed to sell to Kam 475,000 shares of common stock of the Company, constituting 95% of the issued and outstanding common stock of the Company (the "Shares"). The purchase price for the Shares was $120,000 paid in cash. The source of funds used by Kam to purchase the Shares was his personal funds. Additionally, the Company agreed under the Stock Purchase Agreement that, in exchange for Acer's efforts in obtaining Kam to identify merger or acquisition targets for the Company, in the event that the Company successfully completes a merger or acquisition of one or more business entities identified by Kam (the "Business Combination"), it will issue such number of new shares of the common stock of the Company (the "New Shares") to Acer so that Acer will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. The transaction is expected to be closed on August 16, 2005.

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

Recent Development.

      On July 8, 2005, MAHI has entered into a Stock Purchase Agreement dated as of July 8, 2005 with Acer Limited ("Acer"), a British Virgin Islands company owned and controlled by Cesar Villavicencio, and Alex Kam ("Kam"). Under the Stock Purchase Agreement, Acer agreed to sell to Kam 475,000 shares of common stock of MAHI, constituting 95% of the issued and outstanding common stock of MAHI (the "Shares"). The purchase price for the Shares was $120,000 paid in cash. The source of funds used by Kam to purchase the Shares was his personal funds. Additionally, MAHI agreed under the Stock Purchase Agreement that, in exchange for Acer's efforts in obtaining Kam to identify merger or acquisition targets for MAHI, in the event that MAHI successfully completes a merger or acquisition of one or more business entities identified by Kam (the "Business

Combination"), it will issue such number of new shares of the common stock of MAHI (the "New Shares") to Acer so that Acer will continue to retain 5% of equity ownership in MAHI immediately after the close of any Business Combination. The transaction is expected to be closed on August 16, 2005.

Item 3.           Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our sole officer for the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

      There have been no other significant changes in MAHI's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      MAHI is not aware of any legal proceedings in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of MAHI, or any associate of any such director, officer, affiliate of MAHI, or security holder is a party adverse to MAHI or any of its subsidiaries or has a material interest adverse to MAHI or any of its subsidiaries.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of MAHI's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

      None.

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


MADISON AVENUE HOLDINGS, INC.
--------------------------------------------------
(Registrant)

         Date: August 12, 2005              Cesar Villavicencio
         ---------------------              -------------------
                                                   (Name)

                                            /s/ Cesar  Villavicencio
                                            ------------------------
                                            (Signature)
                                            CEO and Principal Financial Officer