Form 10QSB
period 2005-09-30
MADISON AVE HOLDINGS INC
filed 2005-11-10
CIK 1284196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

           For the transition period from ...........to...............

Commission File Number 000-29957

                          Madison Avenue Holdings, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                  20-0823997
       ---------------------------------                -------------------
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                Identification No.)

          428 South Atlantic Blvd., Suite 328, Monterey Park, CA   91754
         -------------------------------------------------------   -----
                    (Address of Principal Executive Offices)

                                  (626)-5764333
     -----------------------------------------------------------------------
                           (Issuer's telephone number)

                             c/o Cesar Villavicencio
                              344 East 50th Street
                            New York, New York 10022
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes    X     No
                                                          ----        -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                     Yes    X     No
                                                          ----        -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                     Yes          No
                                                          ----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of November 8, 2005.

Transitional Small Business Disclosure Format (check one);  Yes        No  X
                                                                ----     -----

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements

                                                                                       Page
                                                                                       ----
Financial Statements:

   Balance Sheets as of September 30, 2005 (Unaudited)
     and December 31, 2004                                                              F-2

   Statements of Operations for the three months ended September 30, 2005 and
      September 30, 2004, for the nine months ended September 30, 2005 and for the period February 27, 2004 to September 30, 2004, and for the period
      February 27, 2004 (date of inception) to
      September 30, 2005 (Unaudited)                                                    F-3

   Statements of Cash Flows for the nine months ended September 30, 2005 and for the period February 27, 2004 to September 30, 2004, and for the period
      February 27, 2004 (date of inception) to
      September 30, 2005 (Unaudited)                                                    F-4

   Notes to Financial Statements (Unaudited)                                            F-5

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                            September 30,     December 31,
                                                                 2005              2004
                                                            ------------      ------------
Assets                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                $      1,177      $        191
                                                            ------------      ------------

      Total current assets                                         1,177               191

Other assets                                                          --                --
                                                            ------------      ------------

Total assets                                                $      1,177      $        191
                                                            ============      ============

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
   Accounts payable and accrued expenses                    $      4,135      $      1,037
                                                            ------------      ------------

      Total current liabilities                                    4,135             1,037

Other liabilities                                                     --                --
                                                            ------------      ------------

   Total liabilities                                               4,135             1,037
                                                            ------------      ------------

Commitments and contingencies

Stockholders' equity (deficiency):
   Common stock, $.001 par value; 10,000,000 shares
      authorized, 500,000 shares issued and outstanding              500               500
   Additional paid-in capital                                     13,951             5,951
   Deficit accumulated during the development stage              (17,409)           (7,297)
                                                            ------------      ------------

      Total stockholders' equity (deficiency)                     (2,958)             (846)
                                                            ------------      ------------

Total liabilities and stockholders' equity (deficiency)     $      1,177      $        191
                                                            ============      ============

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                           During the
                                                                                                          Development
                                                                                            Period            Stage
                                          Three Months    Three Months     Nine Months    February 27,    (February 27,
                                              Ended          Ended           Ended           2004 to         2004 to
                                          September 30,   September 30,   September 30,   September 30,   September 30,
                                              2005            2004            2005             2004           2005)
                                          -------------   -------------   -------------   -------------   -------------
Revenues                                  $          --   $          --   $          --   $          --   $          --
                                          -------------   -------------   -------------   -------------   -------------

Expenses:
   General and administrative                     4,014           1,037          10,112           6,123          17,409
                                          -------------   -------------   -------------   -------------   -------------

      Total expenses                              4,014           1,037          10,112           6,123          17,409
                                          -------------   -------------   -------------   -------------   -------------

Net loss                                  $      (4,014)  $      (1,037)  $     (10,112)  $      (6,123)  $     (17,409)
                                          =============   =============   =============   =============   =============

Net loss per share, basic and diluted     $       (0.01)  $       (0.00)  $       (0.02)  $       (0.01)
                                          =============   =============   =============   =============

Weighted average number of common
   shares outstanding, basic and diluted        500,000         500,000         500,000         500,000
                                          =============   =============   =============   =============

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                  During the
                                                                                                 Development
                                                                               Period               Stage
                                                        Nine Months         February 27,        (February 27,
                                                           Ended               2004 to             2004 to
                                                    September 30, 2005   September 30, 2004   September 30, 2005)
                                                    ------------------   ------------------   ------------------
Cash flows from operating activities:
   Net loss                                         $          (10,112)  $           (6,123)  $          (17,409)
   Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                      3,098                  672                4,135
                                                    ------------------   ------------------   ------------------

   Net cash provided by (used in)
      operating activities                                      (7,014)              (5,451)             (13,274)
                                                    ------------------   ------------------   ------------------

Cash flows from investing activities                                --                   --                   --
                                                    ------------------   ------------------   ------------------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --                4,451                4,451
   Capital contributions                                         8,000                2,000               10,000
                                                    ------------------   ------------------   ------------------

   Net cash provided by  financing activities                    8,000                6,451               14,451
                                                    ------------------   ------------------   ------------------

Net increase (decrease) in cash                                    986                1,000                1,177

Cash and cash equivalents, beginning of period                     191                   --                   --
                                                    ------------------   ------------------   ------------------

Cash and cash equivalents, end of period            $            1,177   $            1,000   $            1,177
                                                    ==================   ==================   ==================

Supplemental disclosures of cash flow information:
   Interest paid                                    $               --   $               --   $               --
                                                    ------------------   ------------------   ------------------

   Income taxes paid                                $               --   $               --   $               --
                                                    ------------------   ------------------   ------------------

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Three Months Ended September 30, 2005 and September 30, 2004,
         for the Nine Months Ended September 30, 2005 and for the Period
           February 27, 2004 to September 30, 2004 and for the Period
               February 27, 2004 (Inception) to September 30, 2005
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2005 and for the three months ended September 30, 2005 and September 30, 2004 and for the nine months ended September 30, 2005 and for the period February 27, 2004 to September 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the periods ended September 30, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Three Months Ended September 30, 2005 and September 30, 2004,
         for the Nine Months Ended September 30, 2005 and for the Period
           February 27, 2004 to September 30, 2004 and for the Period
               February 27, 2004 (Inception) to September 30, 2005
                                   (Unaudited)

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

At September 30, 2005, the Company had negative working capital and a stockholders' deficiency of $2,958. For the period February 27, 2004 (inception) to September 30, 2005, the Company has incurred net losses of $17,409. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS' EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation controlled by the then president and director of the Company. In March and May 2004, this then sole stockholder made additional capital contributions to the Company of $3,951 and $2,000, respectively. In February, April, July and September 2005, this stockholder made additional capital contributions to the Company of $2,000, $3,000, $2,500 and $500 respectively.

In August 2005, the then sole stockholder of the Company sold 475,000 shares of the Company's common stock to an unrelated third party. Under the related Stock Purchase Agreement, in the event that the Company completes a merger or acquisition of one or more business entities identified by the new 95% stockholder (the "Business Combination"), the Company will issue such number of new shares of the common stock of the Company to the former sole stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the Three Months Ended September 30, 2005 and September 30, 2004,
         for the Nine Months Ended September 30, 2005 and for the Period
           February 27, 2004 to September 30, 2004 and for the Period
               February 27, 2004 (Inception) to September 30, 2005
                                   (Unaudited)

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At September 30, 2005, deferred tax assets consist of:

      Net operating loss carryforward                             $ 5,919
      Less valuation allowance                                     (5,919)
                                                                  -------

      Net                                                         $    --
                                                                  =======

Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $5,919 attributable to the future utilization of the $17,409 net operating loss carryforward as of September 30, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024 and 2025 in the amounts of $7,297 and $10,112, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

All activities of the Company have been conducted by the corporate officer from either his home or his business office at no cost to the Company. This officer has agreed to continue this arrangement until the Company completes a business combination.

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

Management of MAHI

      MAHI has no full time employees. There is one officer and Director - Alex Kam - who is the Chief Executive Officer and a director. Mr. Kam acquired 95% of the outstanding stock of MAHI pursuant to a Stock Purchase Agreement dated as of July 8, 2005. Mr. Kam has agreed to allocate a limited portion of his time to the activities of MAHI without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Kam and the potential demands of the activities of MAHI.

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

      The transaction was closed on August 16, 2005. By virtue of his acquisition of a majority of the voting securities of the Company, Kam acquired control of the Company on August 16, 2005. In connection with the transaction, the Board of Directors of the Company elected Mr. Kam as a director and appointed him the Chief Executive Officer (the "New Director and Officer") of the Company, who took office on September 6, 2005. In addition, immediately after taking the foregoing action, all directors and officers of the Company (other than the New Director and Officer) resigned.

      Further information on the Stock Purchase Agreement is hereby incorporated by reference to the current report on Form 8-K previously filed with the Securities and Exchange Commission ("SEC") on August 25, 2005.

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

      There have been no other significant changes in MAHI's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

PART II - OTHER INFORMATION

Item 6.  Exhibits

EXHIBIT NUMBER                DESCRIPTION

     31.1 Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

     32.1              Certification pursuant to 18 U.S.C. 1350.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MADISON AVENUE HOLDINGS, INC.
                                       (Registrant)


Date: November 9, 2005                 /s/ Alex Kam
                                       --------------------------------
                                       Alex Kam
                                       CEO