Form 10KSB
period 2005-12-31
MADISON AVE HOLDINGS INC
filed 2006-03-30
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                  FORM 10-KSB

                              --------------------


       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended December 31, 2005

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

                               Yes [X]     No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [ ]

         State issuer's revenues for its most recent fiscal year. $0.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates is $0.

         On March 28, we had 500,000 shares of common stock outstanding.

         Transitional Small Business Disclosure Format (check one):

                           Yes [ ]         No: [X]

                          Madison Avenue Holdings, Inc.

                                   Form 10-KSB
                       Fiscal Year Ended December 31, 2005

                                Table of Contents
PART I                                                                    Page

Item 1.      Description of Business.........................................4
Item 2.      Description of Property.........................................4
Item 3.      Legal Proceedings...............................................5
Item 4.      Submission of Matters to a Vote of Security Holders.............5

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities......5
Item 6.      Management's Discussion and Analysis or Plan of Operation.......5
Item 7.      Financial Statements............................................7
Item 8.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..........................................7
Item 8A.     Controls and Procedures.........................................7
Item 8B.     Other Information...............................................8

PART III

Item 9.      Directors and Executive Officers of the Registrant..............8
Item 10.     Executive Compensation..........................................8
Item 11.     Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters.........8
Item 12.     Certain Relationships and Related Transactions..................9
Item 13.     Exhibits........................................................9
Item 14.     Principal Accountant Fees and Services..........................9

Signatures..................................................................10

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

      On August 16, 2005, Acer Limited ("Acer") a British Virgin Islands Company owned and controlled by Mr. Cesar Villavicencio and the sole stockholder of MAHI, sold 475,000 shares of MAHI common stock to Mr. Alex Kam for a cash purchase price of $120,000. Such shares constituted 95% of the outstanding capital stock of MAHI. In connection with the sale, MAHI agreed that, in the event that MAHI successfully completes a merger with or acquisition of one or more business entities identified by Mr. Kam (a "Business Combination"), it will issue to Acer such number of shares of its common stock as shall, together with the 25,000 shares currently owned by Acer, constitute 5% of the total issued and outstanding shares of MAHI common stock immediately following consummation of the Business Combination. Also in connection with the sale, Mr. Cesar Villavicencio resigned as sole director and Chief Executive Officer of MAHI and Mr. Kam was elected to both of those positions, making Mr. Kam MAHI's sole director and sole executive officer.

      MAHI will attempt to locate and negotiate with one or more business entities for the combination of that target company or those target companies with MAHI. Each combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company would wish to structure the Business Combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

      No assurances can be given that MAHI will be successful in locating or negotiating with any target company.

      MAHI has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act").

      A Business Combination with a target company would normally involve the transfer to the target company of the majority of the issued and outstanding common stock of MAHI and the substitution by the target company of its own management and board of directors for MAHI's current director and Chief Executive Officer.

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

      MAHI has no properties and at this time has no agreements to acquire any properties. MAHI currently uses the offices of Alex Kam at no cost to MAHI. Mr. Kam has agreed to continue this arrangement until MAHI completes a Business Combination. Since MAHI presently has no business operations, it will not require any additional facilities until it completes a Business Combination.

ITEM  3. LEGAL PROCEEDINGS.

      There are no litigations pending or threatened by or against MAHI.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2005.


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

      (b) HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933. As of March 28, 2006, there were 500,000 shares of common stock outstanding. The par value per share is $.001. There are two holders of the common stock issued and outstanding.

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

      MAHI has, and will continue to have, minimal capital with which to provide the owners of business entities with any cash or other assets; however, MAHI offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means. MAHI has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

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

      It is anticipated that any securities issued in any Business Combination would be issued in reliance upon exemption from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, MAHI may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after MAHI has entered into an agreement for a Business Combination or has consummated a Business Combination and MAHI is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the securities of MAHI may depress the market value of the securities of MAHI in the future if such a market develops, of which there is no assurance.

      While the terms of a Business Combination cannot be predicted, it is anticipated that the parties to the Business Combination would desire to avoid the creation of a taxable event and therefore structure the transaction as a tax-free reorganization under Section 351 or 368 of the Internal Revenue Code of 1986, as amended.

      Depending upon, among other things, the target company's assets and liabilities, the stockholders of MAHI will in all likelihood hold a substantially lesser percentage ownership interest in MAHI following any Business Combination. The percentage of ownership may be subject to significant reduction in the event MAHI acquires a target company with substantial assets. Except for Acer, any Business Combination effected by MAHI can be expected to have a significant dilutive effect on the percentage of shares held by the stockholders of MAHI at such time. In connection with Acer's sale of 95% of the outstanding stock of MAHI to Alex Kam, MAHI has agreed that, in the event that it consummates a Business Combination, it will issue to Acer a number of shares of its common stock which, together with the 25,000 shares Acer currently owns, will constitute 5% of MAHI's issued and outstanding common stock following the closing of the Business Combination.

      MAHI will participate in a Business Combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements would require certain representations and warranties of the parties thereto, would specify certain events of default, would detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and would include miscellaneous other terms.

      If MAHI stops or becomes unable to continue to pay its operating expenses, MAHI may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

Off-Balance Sheet Arrangements

MAHI does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. MAHI's cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should MAHI be unable to continue its existence.

ITEM 7.   FINANCIAL  STATEMENTS.

      MAHI's consolidated financial statements for the year ended December 31, 2005, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      MAHI has not changed accountants since its formation and there are no disagreements with the findings of its accountants.


ITEM  8A. CONTROLS AND PROCEDURES

Our Chief Executive and Principal Financial Officer has concluded that MAHI's disclosure controls and procedures as of December 31, 2005 are effective.


ITEM 8B.  OTHER INFORMATION

None.


                                    Part III

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below is the name of the sole director and officer of MAHI, all positions and offices he holds with MAHI, the period during which he has served as such, and his business experience during at least the last five years.

----------------------------------------------------------------------
Name                      Age         Positions and Offices Held
                                      With Registrant
----------------------------------------------------------------------
Alex Kam                  52          Chief Executive Officer,
                                      President, Chief Financial
                                      Officer, Secretary and Director
----------------------------------------------------------------------

      Alex Kam. Mr. Kam is Chief Executive Officer and the sole director of MAHI. Mr. Kam has extensive experience in international trade between the U.S. and China. He established ACE Wholesale in 1981 and has served as President of ACE Wholesale since that time. ACE Wholesale has operations in Hong Kong and China, and focuses primarily on the import and export of electronic items. Since 1981, he has also served as Executive Vice President of The ACE Group, President of Marido Industrial Corporation, and President of Leman Development Corporation. Additionally, Mr. Kam also founded United National Bank in Monterey Park in 1986 and served as a director of the bank until the bank was sold in 1992. Mr. Kam has a Masters of Science degree from the University of California at Los Angeles.

Family Relationships

      Not applicable, as MAHI currently only has one director and officer, which are the same person.

Audit Committee and Financial Expert

      MAHI does not have an Audit Committee. Mr. Kam, the sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. MAHI does not currently have a written audit committee charter or similar document.

      MAHI has no financial expert. MAHI believes the cost related to retaining a financial expert at this time is prohibitive. Further, because MAHI has no business operations, management believes the services of a financial expert are not warranted.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      2. Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

      3.    Compliance with applicable governmental laws, rules and regulations;


      4. The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      5.    Accountability for adherence to the code.

      MAHI has not adopted a corporate code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that its sole officer and director serves in all the above capacities.

      The decision to not adopt such a code of ethics results from MAHI's having only one officer and director operating as its sole management. Management believes that the limited interaction which occurs from having a sole officer/director eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

      MAHI does not have a Nominating Committee or Nominating Committee Charter. Alex Kam, MAHI's sole director, performs some of the functions associated with a Nominating Committee. MAHI has elected not to have a Nominating Committee in that it is a development stage company with limited operations and resources.

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

Employment Agreements

      MAHI has not entered into any employment agreements with executive officers or other employees to date.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth each person known by MAHI to be the beneficial owner of five percent or more of the common stock of MAHI and the sole director and officer of MAHI. Each such person has sole voting and investment power with respect to the shares shown.

-------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner     Amount of Beneficial Ownership      Percentage of Class
-------------------------------------------------------------------------------------------------
Alex Kam
2615 Loma Avenue
South El Monte, CA 91733                475,000                             95%

Acer Limited
344 East 50th Street
New York, NY 10022                       25,000                              5%

Cesar Villavicencio(1)
344 East 50th Street
New York, NY  10022                      25,000                              5%
-------------------------------------------------------------------------------------------------

(1) Includes 25,000 shares owned by Acer Limited, a British Virgin Islands corporation which is owned and controlled by Mr. Villavicencio.

      MAHI has not adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer because currently there is only one director and officer who is also the sole shareholder of MAHI.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On August 16, 2005, Acer, the sole stockholder of MAHI, sold 475,000 shares of MAHI common stock to Mr. Alex Kam for a cash purchase price of $120,000. Such shares constituted 95% of the outstanding capital stock of MAHI. In connection with the sale, MAHI agreed that, in the event that MAHI successfully completes Business Combination, it will issue to Acer such number of shares of its common stock as shall, together with the 25,000 shares currently owned by Acer, constitute 5% of the total issued and outstanding shares of MAHI common stock immediately following consummation of the Business Combination.


ITEM  13. EXHIBITS


EXHIBIT NUMBER                      DESCRIPTION

3.1              Certificate of Incorporation (1)

3.2              By-Laws (1)

10.1 Stock Purchase Agreement, dated July 8, 2005, among Madison Ave. Holdings, Inc., Acer Limited and Alex Kam. Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2005.

31.1 Certification of Alex Kam pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002;

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

(1) Incorporated by reference from Form 10SB filed by the Company with the Securities and Exchange Commission on March 29, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

      The following table sets forth the fees billed to the Company for the fiscal year ended December 31,2005 by the accountant:

                                       Fiscal Year Ended
                                       December 31, 2005
                                       -----------------

Audit fees                                $  5,000
Audit-related fees                        $      0
Tax fees                                  $      0
Other fees                                $      0

                                   SIGNATURES


        In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Madison Avenue Holdings, Inc.

                                            By: /s/ Alex Kam
                                               --------------------------
                                               Alex Kam,
                                               Chief Executive Officer

Date: March 29, 2006

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements



                                                                        Page

Report of Independent Auditor                                           F-2

Financial Statements:

   Balance Sheets as of December 31, 2005 and 2004                      F-3

   Statements of Operations for the year ended
     December 31, 2005, for the period
     February 27, 2004 (date of inception) to
     December 31, 2004 and for the period
     February 27, 2004 (date of inception) to
     December 31, 2005                                                  F-4

   Statements of Changes in Stockholders' Equity for
     the year ended December 31, 2005, for the period
     February 27, 2004 (date of inception) to
     December 31, 2004 and for the period
     February 27, 2004 (date of inception) to
     December 31, 2005                                                  F-5

   Statements of Cash Flows for the year ended
     December 31, 2005, for the period
     February 27, 2004 (date of inception) to
     December 31, 2004 and for the period
     February 27, 2004 (date of inception) to
     December 31, 2005                                                  F-6

   Notes to Financial Statements                                        F-7

                          REPORT OF INDEPENDENT AUDITOR


To the Board of Directors and Stockholders of Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company), a development stage company, as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2005, for the period February 27, 2004 (date of inception) to December 31, 2004 and for the period February 27, 2004 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc., a development stage company, as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005, for the period February 27, 2004 (date of inception) to December 31, 2004 and for the period February 27, 2004 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States.

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



                                                  /s/ Michael T. Studer CPA P.C.
                                                  ------------------------------

Freeport, New York
March 27, 2006

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                      December 31,  December 31,
                                                          2005          2004
                                                      ------------  ------------
Assets

Current assets:
   Cash and cash equivalents                          $        642  $       191
                                                      ------------  ------------

      Total current assets                                     642          191

Other assets                                                    --           --
                                                      ------------  ------------

Total assets                                          $        642  $       191
                                                      ============  ============

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
   Accounts payable and accrued expenses              $      5,619  $     1,037
                                                      ------------  ------------

      Total current liabilities                              5,619        1,037

Other liabilities                                               --           --
                                                      ------------  ------------

   Total liabilities                                         5,619        1,037
                                                      ------------  ------------

Commitments and contingencies

Stockholders' equity (deficiency):
   Common stock, $.001 par value; 10,000,000
     shares authorized, 500,000 shares issued
     and outstanding                                           500          500
   Additional paid-in capital                               14,270        5,951
   Deficit accumulated during the development stage        (19,747)      (7,297)
                                                      ------------  ------------

      Total stockholders' equity (deficiency)               (4,977)        (846)
                                                      ------------  ------------

Total liabilities and stockholders' equity
  (deficiency)                                        $        642  $       191
                                                      ============  ============


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   Cumulative

                                                                                                            During the
                                                                                  Period                Development Stage
                                                 Year ended                  February 27, 2004        (February 27, 2004 to
                                              December 31, 2005            to December 31, 2004         December 31, 2005)
                                              -----------------            --------------------         ------------------
Revenues                                          $      --                     $      --                   $      --
                                                  ---------                     ---------                   ---------

Expenses:
   General and administrative                        12,450                         7,297                      19,747
                                                  ---------                     ---------                   ---------

      Total expenses                                 12,450                         7,297                      19,747
                                                  ---------                     ---------                   ---------

Net loss                                          $ (12,450)                    $  (7,297)                  $ (19,747)
                                                  =========                     =========                   =========

Net loss per share, basic and diluted             $   (0.02)                    $   (0.01)                  $   (0.04)
                                                  =========                     =========                   =========

Weighted average number of common
   shares outstanding, basic and
   diluted                                          500,000                       500,000                     500,000
                                                  =========                     =========                   =========



See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholder's Equity


                                                                                           Deficit
                                                                                         Accumulated
                                                    Common Stock          Additional      During the              Total
                                              ------------------------     Paid-In       Development           Stockholder's
                                                 Shares        Amount       Capital          Stage           Equity (Deficiency)
                                              ------------   ---------   -----------   ---------------       ------------------
Sale of common stock to a
   corporation controlled by the
   president and director of the
   Company in March 2004                          500,000    $    500    $        --    $          --        $           500

Company expenses paid by sole
   stockholder in March 2004                           --          --          3,951               --                  3,951

Capital contribution from sole
   stockholder in May 2004                             --          --          2,000               --                  2,000

Net loss for the period February 27,
   2004 to December 31, 2004                           --          --             --           (7,297)                (7,297)
                                              ------------   ---------   ------------  --------------        ---------------
Balances, December 31, 2004                       500,000    $    500    $     5,951   $       (7,297)       $          (846)

Capital contributions from
   stockholders in February, April, July
   and September 2005                                   --          --         8,000               --                  8,000

Company expenses paid by majority
   stockholder in October 2005                          --          --           319               --                    319

Net loss for the year ended
   December 31, 2005                                    --          --            --          (12,450)               (12,450)
                                              ------------   ----------  -----------   --------------        ---------------

Balances, December 31, 2005                        500,000   $     500   $    14,270   $      (19,747)       $        (4,977)
                                              ============   ==========  ===========   ==============        ===============


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows




                                                                                                       Cumulative
                                                                                                       During the
                                                                                  Period            Development Stage
                                                          Year ended          February 27, 2004   (February 27, 2004 to
                                                      December 31, 2005     to December 31, 2004    December 31, 2005)
                                                      -----------------     --------------------  ---------------------
Cash flows from operating activities:
   Net loss                                           $        (12,450)      $          (7,297)     $         (19,747)
   Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                      4,582                   1,037                  5,619
                                                      ----------------       -----------------      -----------------
   Net cash used in operating activities                        (7,868)                 (6,260)               (14,128)
                                                      -----------------      ------------------     ------------------
Cash flows from investing activities                                --                      --                     --
                                                      -----------------      ------------------     ------------------
Cash flows from financing activities:
   Proceeds from sale of common stock                               --                     500                    500
   Capital contributions                                         8,319                   5,951                 14,270
                                                      -----------------      ------------------     ------------------

   Net cash provided by  financing activities                    8,319                   6,451                 14,770
                                                      -----------------      ------------------     ------------------

Net increase in cash                                               451                     191                    642

Cash and cash equivalents, beginning of period                     191                      --                     --
                                                      -----------------      ------------------     ------------------

Cash and cash equivalents, end of period              $            642       $             191      $             642
                                                      =================      ==================     ==================

Supplemental disclosures of cash flow
 information:
   Interest paid                                      $             --       $               -      $              --
                                                      -----------------      ------------------     ------------------
   Income taxes paid                                  $             --       $               -      $              --
                                                      -----------------      ------------------     ------------------


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the Year Ended December 31, 2005,
                  For the Period February 27, 2004 (Inception)
                     to December 31, 2004 and for the Period
               February 27, 2004 (Inception) to December 31, 2005


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

At December 31, 2005, the Company had negative working capital and a stockholders' deficiency of $4,977. For the period February 27, 2004 (inception) to December 31, 2005, the Company incurred a net loss of $19,747. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the Year Ended December 31, 2005,
                  For the Period February 27, 2004 (Inception)
                     to December 31, 2004 and for the Period
               February 27, 2004 (Inception) to December 31, 2005


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

NOTE 3 - STOCKHOLDERS' EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation controlled by the president and director of the Company. In March and May 2004, this sole stockholder made additional capital contributions to the Company of $3,951 and $2,000, respectively. In February, April, July and September 2005, this stockholder made additional capital contributions to the Company of $2,000, $3,000, $2,500 and $500, respectively.

In August 2005, the then sole stockholder of the Company sold 475,000 shares of the Company's common stock to an unrelated third party. Under the related Stock Purchase Agreement, in the event that the Company completes a merger or acquisition of one or more business entities identified by the new 95% stockholder (the "Business Combination"), the Company will issue such number of new shares of the common stock of the Company to the former sole stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. In October, 2005, the new stockholder made additional capital contributions to the Company of $319.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the Year Ended December 31, 2005,
                  For the Period February 27, 2004 (Inception)
                     to December 31, 2004 and for the Period
               February 27, 2004 (Inception) to December 31, 2005


NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.

At December 31, 2005, deferred tax assets consist of:

   Net operating loss carryforward               $      6,714
   Less valuation allowance                            (6,714)
                                                 -------------
   Net                                           $         --
                                                 =============


Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $6,714 attributable to the future utilization of the $19,747 net operating loss carryforward as of December 31, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024 and 2025 in the amounts of $7,297 and $12,450, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

All activities of the Company have been conducted by the one corporate officer from either his home or his business office at no cost to the Company. This officer has agreed to continue this arrangement until the Company completes a business combination.

The Company has been provided certain professional services in connection with its SEC filings at no cost to the Company.