Form 10QSB
period 2006-03-31
MADISON AVE HOLDINGS INC
filed 2006-05-15
CIK 1284196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

                  For the transition period from ...........to...............

Commission File Number 000-50655


                          Madison Avenue Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Delaware                          20-0823997
          ---------------------------------         -------------------
             (State or other jurisdiction            (I.R.S. Employer
          of incorporation or organization)         Identification No.)

   428 South Atlantic Blvd., Suite 328, Monterey Park, CA 91754
 ----------------------------------------------------------------
   (Address of Principal Executive Offices)            (Zip Code)

                                  (626)-5764333
                           ---------------------------
                           (Issuer's telephone number)


                             c/o Cesar Villavicencio
                              344 East 50th Street
                            New York, New York 10022
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X            No
                                                 --------            --------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                             Yes    X           No
                                                 --------            --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                Yes                  No
                                                    --------            --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (check one); ______   ________


PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                            Page
                                                                            ----

Financial Statements:

   Balance Sheets as of March 31, 2006 (Unaudited)
     and December 31, 2005                                                   F-2

   Statements of Operations for the three months ended March 31, 2006 and
      2005 and for the period February 27, 2004 (date of inception) to
      March 31, 2006 (Unaudited)                                             F-3

   Statements of Cash Flows for the three months ended March 31, 2006 and
      2005 and for the period February 27, 2004 (date of inception) to
      March 31, 2006 (Unaudited)                                             F-4

   Notes to Financial Statements (Unaudited)                                 F-5

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                        March 31,   December 31,
                                                           2006         2005
                                                       -----------  ------------
Assets                                                 (Unaudited)

Current assets:
   Cash and cash equivalents                             $    610     $    642
                                                         --------     --------

      Total current assets                                    610          642


Other assets                                                   --           --
                                                         --------     --------

Total assets                                             $    610     $    642
                                                         ========     ========

Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
   Accounts payable and accrued expenses                 $  6,281     $  5,619
                                                         --------     --------

      Total current liabilities                             6,281        5,619


Other liabilities                                              --           --
                                                         --------     --------

   Total liabilities                                        6,281        5,619
                                                         --------     --------

Commitments and contingencies

Stockholder's equity (deficiency):
   Common stock, $.001 par value; 10,000,000 shares
      authorized, 500,000 shares issued and outstanding       500          500
   Additional paid-in capital                              17,856       14,270
   Deficit accumulated during the development stage       (24,027)     (19,747)
                                                         --------     --------

      Total stockholder's equity (deficiency)              (5,671)      (4,977)
                                                         --------     --------

Total liabilities and stockholder's equity (deficiency)  $    610     $    642
                                                         ========     ========


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   CUMULATIVE
                                                                                   DURING THE
                                                                                   DEVELOPMENT
                                                                                      STAGE
                                             THREE MONTHS       THREE MONTHS      (FEBRUARY 27,
                                                 ENDED             ENDED              2004 TO
                                            MARCH 31, 2006     MARCH 31, 2005     MARCH 31, 2006)
                                            ---------------    ---------------    ---------------
Revenues                                    $            --    $            --    $            --
                                            ---------------    ---------------    ---------------

Expenses:
  General and administrative                          4,280              4,553             24,027
                                            ---------------    ---------------    ---------------

      Total expenses                                  4,280              4,553             24,027
                                            ---------------    ---------------    ---------------

Net loss                                    $        (4,280)   $        (4,553)   $       (24,027)
                                            ===============    ===============    ===============

Net loss per share, basic and diluted       $         (0.01)   $         (0.01)
                                            ===============    ===============

Weighted average number of common
  shares outstanding, basic and diluted             500,000            500,000
                                            ===============    ===============



See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            CUMULATIVE
                                                                                            DURING THE
                                                                                            DEVELOPMENT
                                                                                                STAGE
                                                       THREE MONTHS       THREE MONTHS      (FEBRUARY 27,
                                                          ENDED              ENDED             2004 TO
                                                      MARCH 31, 2006     MARCH 31, 2005    MARCH 31, 2006)
                                                     ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net loss                                           $        (4,280)   $        (4,553)   $       (24,027)
  Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                        662              2,362              6,281
                                                     ---------------    ---------------    ---------------

  Net cash used in operating activities                       (3,618)            (2,191)           (17,746)
                                                     ---------------    ---------------    ---------------


Cash flows from investing activities                              --                 --                 --
                                                     ---------------    ---------------    ---------------

Cash flows from financing activities:
  Proceeds from sale of common stock                              --                 --                500
  Capital contributions                                        3,586              2,000             17,856
                                                     ---------------    ---------------    ---------------

  Net cash provided by  financing activities                   3,586              2,000             18,356
                                                     ---------------    ---------------    ---------------

Net increase (decrease) in cash                                  (32)              (191)               610


Cash and cash equivalents, beginning of period                   642                191                 --
                                                     ---------------    ---------------    ---------------

Cash and cash equivalents, end of period             $           610    $            --    $           610
                                                     ===============    ===============    ===============

Supplemental disclosures of cash flow information:

  Interest paid                                      $            --    $            --    $            --
                                                     ---------------    ---------------    ---------------


  Income taxes paid                                  $            --    $            --    $            --
                                                     ---------------    ---------------    ---------------


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
            2005 AND FOR THE PERIOD FEBRUARY 27, 2004 (INCEPTION) TO
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2005 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

Madison Avenue Holdings Inc. (the "Company") was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
            2005 AND FOR THE PERIOD FEBRUARY 27, 2004 (INCEPTION) TO
                                 MARCH 31, 2006
                                   (UNAUDITED)

At March 31, 2006, the Company had negative working capital and a stockholders' deficiency of $5,671. For the period February 27, 2004 (inception) to March 31, 2006, the Company incurred a net loss of $24,027. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In August 2005, the then sole stockholder of the Company sold 475,000 shares of the Company's common stock to an unrelated third party. Under the related Stock Purchase Agreement, in the event that the Company completes a merger or acquisition of one or more business entities identified by the new 95% stockholder (the "Business Combination"), the Company will issue such number of new shares of the common stock of the Company to the former sole stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. In October, 2005, the new stockholder made additional capital contributions to the Company of $319. In March 2006, this stockholder made additional capital contributions to the Company of $3,586.

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
            2005 AND FOR THE PERIOD FEBRUARY 27, 2004 (INCEPTION) TO
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.

At March 31, 2006, deferred tax assets consist of:

   Net operating loss carryforward                   $      8,169
   Less valuation allowance                                (8,169)
                                                     ------------

   Net                                               $          -
                                                     ============


Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $8,169 attributable to the future utilization of the $24,027 net operating loss carryforward as of March 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025 and 2026 in the amounts of $7,297, $12,450 and $4,280, respectively.

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

Item 3.           Controls and Procedures

         An evaluation was performed under the supervision and with the participation of our sole officer for the effectiveness of the design and operation of our disclosure controls and procedures at the end of the first quarter of 2006. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

         There have been no other significant changes in MAHI's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

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


MADISON AVENUE HOLDINGS, INC.
-----------------------------
(Registrant)

      Date: May 11, 2006                   Alex Kam
      ------------------                   ----------------------------
                                           (Name)

                                           /s/ Alex Kam
                                           ----------------------------
                                           (Signature)
                                            CEO