Form 10KSB/A
period 2005-12-31
MADISON AVE HOLDINGS INC
filed 2006-06-20
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                  FORM 10-KSB/A

                              --------------------


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended December 31, 2005

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________


                        Commission File Number 000-50655


                          Madison Avenue Holdings, Inc.
                          -----------------------------
                  Name of small business issuer in its charter)


Delaware                                                     20-0823997
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS. Employer
 incorporation or organization)                              Identification No.)

428 South Atlantic Blvd., Suite 328, Monterey Park, CA                  91754
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code (626)-576-4333

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

                               Yes [X]     No [_]


      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

      State issuer's revenues for its most recent fiscal year. $0.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates is $0.

      On March 28,2006 we had 500,000 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No: [X]

      This Form 10-KSB/A regarding Item 8A - Controls and Procedures is being filed to respond to the comments from the Securities and Exchange Commission on
Item 8A of our Form 10-KSB filed on March 30, 2006. There are no changes to other items of the filing and we do not repeat such other items in this amendment.

ITEM 8A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

      Alex Kam, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, he concluded that, as of December 31, 2005, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

      During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Madison Avenue Holdings, Inc.

                                  By: /s/ Alex Kam
                                      --------------------------
                                      Alex Kam,
                                      Chief Executive Officer
                                      (principal executive officer),
                                      Chief Financial Officer
                                      (principal financial officer and
                                      accounting officer)
                                      and sole director

Date: June 19, 2006