Form 10QSB/A
period 2006-03-31
MADISON AVE HOLDINGS INC
filed 2006-06-20
CIK 1284196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
           For the transition period from ...........to...............

Commission File Number 000-50655

                          Madison Avenue Holdings, Inc.
              ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   20-0823997
     -----------------------------------------------------------------------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

        428 South Atlantic Blvd., Suite 328, Monterey Park, CA   91754
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (626)-5764333
     -----------------------------------------------------------------------
                           (Issuer's telephone number)


 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  X    No
                                                              -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                           Yes  X    No
                                                              -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                           Yes       No
                                                              -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (check one);

                                                            Yes       No
                                                               -----    -----

      This Form 10-QSB/A regarding Item 3 - Controls and Procedures is being filed to respond to the comment from the Securities and Exchange Commission on
Item 3 of our Form 10-QSB filed on May 15, 2006. There are no changes to other items of the filing and we do not repeat such other items in this amendment.

Item 3.      Controls and Procedures

(a)   Disclosure Controls and Procedures.

      Alex Kam, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first quarter of 2006. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

      During the quarter ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MADISON AVENUE HOLDINGS, INC.
-----------------------------
(Registrant)

      Date: June 19, 2006                      Alex Kam
            -------------                -------------------------------
                                                (Name)

                                         /s/ Alex Kam
                                         -------------------------------
                                         (Signature)
                                         Chief Executive Officer and
                                         Chief Financial Officer