Form 10QSB/A
period 2006-03-31
MADISON AVE HOLDINGS INC
filed 2006-06-21
CIK 1284196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2006

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

          For the transition period from ...........to...............

Commission File Number 000-50655


                          Madison Avenue Holdings, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                               20-0823997
     ----------------------------------------- -----------------------------
          (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)            Identification No.)


       428 South Atlantic Blvd., Suite 328, Monterey Park, CA         91754
  -------------------------------------------------------------- --------------
                    (Address of Principal Executive Offices)


                                  (626)-5764333
     -----------------------------------------------------------------------
                           (Issuer's telephone number)


  ------------------------------------------------------------- --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                                                  Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                  Yes |_| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (check one);

                                                                  Yes |_| No |_|


         This Form 10-QSB/A is being filed as an amendment to the Form 10-QSB/A we filed on June 20, 2006 to respond to the comments from the Securities and Exchange Commission on our officer's certifications.


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


MADISON AVENUE HOLDINGS, INC.
-----------------------------------
(Registrant)


    Date: June 21, 2006                           Alex Kam
        -------------------------       --------------------------------
                                                    (Name)

                                        /s/ Alex Kam
                                        --------------------------------
                                        (Signature)
                                        Chief Executive Officer and
                                        Chief Financial Officer