Form 10QSB
period 2006-06-30
MADISON AVE HOLDINGS INC
filed 2006-08-11
CIK 1284196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the six months ended June 30, 2006

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ...........to...............

Commission File Number 000-50655


                          Madison Avenue Holdings, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 20-0823997
     ---------------------------------         -----------------------------
                  (State or other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

     428 South Atlantic Blvd., Suite 328, Monterey Park, CA        91754
     ------------------------------------------------------    --------------
                    (Address of Principal Executive Offices)

                                  (626)-5764333
     -----------------------------------------------------------------------
                           (Issuer's telephone number)


     -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes [X] No[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        Yes [X] No[_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                        Yes [_] No[_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (check one); Yes [_] No[X]

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Financial Statements:

      Balance Sheets as of June 30, 2006 (Unaudited) and
        December 31, 2005                                                    F-2

      Statements of Operations for the three months ended
        June 30, 2006 and 2005, for the six months ended
        June 30, 2006 and 2005, and for the period
        February 27, 2004 (date of inception) to June
        30, 2006 (Unaudited)                                                 F-3

      Statements of Cash Flows for the six months ended June
        30, 2006 and 2005, and for the period February
        27, 2004 (date of inception) to June 30, 2006
        (Unaudited)                                                          F-4

      Notes to Financial Statements (Unaudited)                              F-5

                MADISON AVENUE HOLDINGS INC.
                (A Development Stage Company)
                       Balance Sheets

                                                            June 30,      December 31,
                                                              2006            2005
                                                          ------------    ------------
                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $         --    $        642
                                                          ------------    ------------

      Total current assets                                          --             642

Other assets                                                        --              --
                                                          ------------    ------------

Total assets                                              $         --    $        642
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued expenses                   $      4,438    $      5,619
                                                          ------------    ------------

      Total current liabilities                                  4,438           5,619

Other liabilities                                                   --              --
                                                          ------------    ------------

  Total liabilities                                              4,438           5,619
                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, $.001 par value; 10,000,000 shares
    authorized, 500,000 shares issued and outstanding              500             500
  Additional paid-in capital                                    21,695          14,270
  Deficit accumulated during the development stage             (26,633)        (19,747)
                                                          ------------    ------------

      Total stockholders' equity (deficiency)                   (4,438)         (4,977)
                                                          ------------    ------------

Total liabilities and stockholders' equity (deficiency)   $         --    $        642
                                                          ============    ============


See notes to financial statements.

                MADISON AVENUE HOLDINGS INC.
                (A Development Stage Company)
                  Statements of Operations
                         (Unaudited)

                                                                                                               CUMULATIVE
                                                                                                               DURING THE
                                                                                                              DEVELOPMENT
                                                                                                                 STAGE
                                           THREE MONTHS     THREE MONTHS     SIX MONTHS       SIX MONTHS     (FEBRUARY 27,
                                              Ended            Ended            Ended           Ended           2004 to
                                          June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005   June 30, 2006)
                                          -------------    -------------    -------------    -------------   --------------

Revenues                                  $          --    $          --    $          --    $          --   $           --
                                          -------------    -------------    -------------    -------------   --------------

Expenses:
  General and administrative                      2,606            1,545            6,886            6,098           26,633
                                          -------------    -------------    -------------    -------------    -------------

      Total expenses                              2,606            1,545            6,886            6,098           26,633
                                          -------------    -------------    -------------    -------------    -------------

Net loss                                  $      (2,606)   $      (1,545)   $      (6,886)   $      (6,098)   $     (26,633)
                                          =============    =============    =============    =============    =============

Net loss per share, basic and diluted     $       (0.01)   $       (0.00)   $       (0.01)   $       (0.01)
                                          =============    =============    =============    =============

Weighted average number of common
  shares outstanding, basic and diluted         500,000          500,000          500,000          500,000
                                          =============    =============    =============    =============



See notes to financial statements.

            MADISON AVENUE HOLDINGS INC.
            (A Development Stage Company)
              Statements of Cash Flows
                     (Unaudited)

                                                                                        CUMULATIVE
                                                                                        DURING THE
                                                                                        DEVELOPMENT
                                                                                           STAGE
                                                       SIX MONTHS       SIX MONTHS     (FEBRUARY 27,
                                                         Ended            Ended            2004 to
                                                     June 30, 2006    June 30, 2005    June 30, 2006)
                                                     -------------    -------------    --------------

Cash flows from operating activities:
  Net loss                                           $      (6,886)   $      (6,098)   $      (26,633)
  Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                   (1,181)           1,198             4,438
                                                     -------------    -------------    --------------

  Net cash used in operating activities                     (8,067)          (4,900)          (22,195)
                                                     -------------    -------------    --------------

Cash flows from investing activities                            --               --                --
                                                     -------------    -------------    --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                            --               --               500
  Capital contributions                                      7,425            5,000            21,695
                                                     -------------    -------------    --------------

  Net cash provided by financing activities                  7,425            5,000            22,195
                                                     -------------    -------------    --------------

Net (decrease) increase in cash                               (642)             100                --

Cash and cash equivalents, beginning of period                 642              191                --
                                                     -------------    -------------    --------------

Cash and cash equivalents, end of period             $          --    $         291    $           --
                                                     =============    =============    ==============

Supplemental disclosures of cash flow information:
  Interest paid                                      $          --    $          --    $           --
                                                     -------------    -------------    --------------

  Income taxes paid                                  $          --    $          --    $           --
                                                     -------------    -------------    --------------



See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005,
       FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD
                 FEBRUARY 27, 2004 (INCEPTION) TO JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2006 and for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, and for the period February 27, 2004 to June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for the periods ended June 30, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

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

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005,
       FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD
                 FEBRUARY 27, 2004 (INCEPTION) TO JUNE 30, 2006
                                   (UNAUDITED)

At June 30, 2006, the Company had negative working capital and a stockholders' deficiency of $4,438. For the period February 27, 2004 (inception) to June 30, 2006, the Company incurred a net loss of $26,633. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In August 2005, the then sole stockholder of the Company sold 475,000 shares of Company common stock to an unrelated third party. Under the related Stock Purchase Agreement, in the event that the Company completes a merger or acquisition of one or more business entities identified by the new 95% stockholder (the "Business Combination"), the Company will issue such number of new shares of the common stock of the Company to the former sole stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. In October, 2005, March 2006 and June 2006, the new stockholder made additional capital contributions to the Company of $319, $3,586 and $3,839, respectively.

In June 2006, the new stockholder sold a total of 237,500 shares of Company common stock to two unrelated parties, 118,750 shares to each of them.

                          MADISON AVENUE HOLDINGS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005,
       FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD
                 FEBRUARY 27, 2004 (INCEPTION) TO JUNE 30, 2006
                                   (UNAUDITED)

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.

At June 30, 2006, deferred tax assets consist of:

        Net operating loss carryforward   $ 9,055
        Less valuation allowance           (9,055)
                                          -------

        Net                               $    --
                                          =======


Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $9,055 attributable to the future utilization of the $26,633 net operating loss carryforward as of June 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025 and 2026 in the amounts of $7,297, $12,450 and $6,886, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the one corporate officer from either his home or his business office at no cost to the Company. This officer has agreed to continue this arrangement until the Company completes a business combination.

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

Recent Development.


      On May 22, 2006, Kam entered into two separate share purchase agreements with each of Mr. Pan-Rong Liu ("Liu") and Mr. Seung Chi Tang ("Tang"). Under the share purchase agreements, Kam agreed to sell 118,750 shares of Common Stock (the "Shares") to each of Liu and Tang. The purchase price for the Shares under each share purchase agreement was $160,000 and was paid in cash. The source of funds used by Liu and Tang to purchase the Shares was their personal funds. The share purchase agreements were closed on June 13, 2006. It is contemplated that, as a result of this transaction, Liu would be appointed as director and Chief Financial Officer of the Company.


Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures.

      Alex Kam, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the six months of 2006. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)      Changes in Internal Control over Financial Reporting

      During the six months ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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


MADISON AVENUE HOLDINGS, INC.
--------------------------------------------------
(Registrant)

      Date: August 4, 2006                   Alex Kam
                                             (Name)

                                             /s/ Alex Kam
                                             ---------------------------------
                                             (Signature)
                                             Chief Executive Officer & Chief
                                             Financial Officer