Form 10QSB
period 2006-09-30
MADISON AVE HOLDINGS INC
filed 2006-10-23
CIK 1284196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the nine months ended September 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ...........to...............

Commission File Number 000-50655


                          Madison Avenue Holdings, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      Delaware                     20-0823997
       ---------------------------------    --------------------------
        (State or other jurisdiction            (I.R.S. Employer
       of incorporation or organization)       Identification No.)

          428 South Atlantic Blvd., Suite 328, Monterey Park, CA 91754
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (626)-5764333
          ------------------------------------------------------------
                           (Issuer's telephone number)


          ------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (check one); Yes |_|  No|X|

PART I - FINANCIAL INFORMATION


                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements



                                                                           Page

Financial Statements:

   Balance Sheets as of September 30, 2006 (Unaudited)
     and December 31, 2005                                                  F-2

   Statements of Operations for the three months ended
     September 30, 2006 and 2005, for the nine months ended
     September 30, 2006 and 2005, and for the period
     February 27, 2004 (date of inception) to September 30, 2006
     (Unaudited)                                                            F-3

   Statements of Cash Flows for the nine months ended
     September 30, 2006 and 2005, and for the period
     February 27, 2004 (date of inception) to September 30, 2006
     (Unaudited)                                                            F-4

   Notes to Financial Statements (Unaudited)                                F-5

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                           September 30,   December 31,
                                                              2006            2005
                                                           ------------    ------------
Assets                                                     (Unaudited)

Current assets:
  Cash and cash equivalents                                $         --    $        642
                                                           ------------    ------------

      Total current assets                                           --             642


Other assets                                                         --              --
                                                           ------------    ------------

Total assets                                               $         --    $        642
                                                           ============    ============

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued expenses                    $      4,453    $      5,619
                                                           ------------    ------------

      Total current liabilities                                   4,453           5,619


Other liabilities                                                    --              --
                                                           ------------    ------------

   Total liabilities                                              4,453           5,619
                                                           ------------    ------------

Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, $.001 par value; 10,000,000 shares
    authorized, 500,000 shares issued and outstanding               500             500
  Additional paid-in capital                                     24,036          14,270
  Deficit accumulated during the development stage              (28,989)        (19,747)
                                                           ------------    ------------

      Total stockholders' equity (deficiency)                    (4,453)         (4,977)
                                                           ------------    ------------
Total liabilities and stockholders' equity (deficiency)    $         --    $        642
                                                           ============    ============


See notes to financial statements

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                                                    Cumulative
                                                                                                                    During the
                                                                                                                   Development
                                                                                                                       Stage
                             Three Months          Three Months          Nine months           Nine months         (February 27,
                                 Ended                Ended                 Ended                Ended                2004 to
                          September 30, 2006    September 30, 2005    September 30, 2006    September 30, 2005   September 30, 2006)
                          ------------------    ------------------    ------------------    ------------------   ------------------

Revenues                  $             --      $             --      $             --      $             --     $             --
                          ------------------    ------------------    ------------------    ------------------   ------------------

Expenses:
  General and
administrative                         2,356                 4,014                 9,242                10,112               28,989
                          ------------------    ------------------    ------------------    ------------------   ------------------


      Total expenses                   2,356                 4,014                 9,242                10,112               28,989
                          ------------------    ------------------    ------------------    ------------------   ------------------


Net loss                  $           (2,356)   $           (4,014)   $           (9,242)   $          (10,112)  $          (28,989)
                          ==================    ==================    ==================    ==================   ==================

Net loss per share,
  basic and diluted       $            (0.00)   $            (0.01)   $            (0.02)   $            (0.02)
                          ==================    ==================    ==================    ==================

Weighted average number
  of common
shares outstanding,
  basic and diluted                  500,000               500,000               500,000               500,000
                          ==================    ==================    ==================    ==================


See notes to financial statements

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                                   Cumulative
                                                                                                   During the
                                                                                                   Development
                                                                                                      Stage
                                                        Nine Months            Nine Months         (February 27,
                                                           Ended                  Ended               2004 to
                                                     September 30, 2006    September 30, 2005    September 30, 2006)
                                                     ------------------    ------------------    ------------------
Cash flows from operating activities:
  Net loss                                           $           (9,242)   $          (10,112)   $          (28,989)
  Changes in operating assets and
liabilities:
  Accounts payable and accrued
expenses                                                         (1,166)                3,098                 4,453
                                                     ------------------    ------------------    ------------------

   Net cash used in operating activities                        (10,408)               (7,014)              (24,536)
                                                     ------------------    ------------------    ------------------

Cash flows from investing activities                                 --                    --                    --
                                                     ------------------    ------------------    ------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                 --                    --                   500

   Capital contributions                                          9,766                 8,000                24,036
                                                     ------------------    ------------------    ------------------

   Net cash provided by financing
activities                                                        9,766                 8,000                24,536
                                                     ------------------    ------------------    ------------------


Net (decrease) increase in cash                                    (642)                  986                    --

Cash and cash equivalents, beginning of
  period                                                            642                   191                    --
                                                     ------------------    ------------------    ------------------


Cash and cash equivalents, end of period             $               --    $            1,177    $               --
                                                     ==================    ==================    ==================
Supplemental disclosures of cash flow information:
  Interest paid                                      $               --    $               --    $               --
                                                     ------------------    ------------------    ------------------
   Income taxes paid                                 $               --    $               --    $               --
                                                     ------------------    ------------------    ------------------


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                For the Three Months Ended September 30, 2006 and
             2005, for the Nine Months Ended September 30, 2006 and
                            2005, and for the Period
               February 27, 2004 (Inception) to September 30, 2006
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2006 and for the three months ended September 30, 2006 and 2005, and for the nine months ended September 30, 2006 and 2005, and for the period February 27, 2004 to September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the periods ended September 30, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                For the Three Months Ended September 30, 2006 and
             2005, for the Nine Months Ended September 30, 2006 and
                            2005, and for the Period
               February 27, 2004 (Inception) to September 30, 2006
                                   (Unaudited)

At September 30, 2006, the Company had negative working capital and a stockholders' deficiency of $4,453. For the period February 27, 2004 (inception) to September 30, 2006, the Company incurred a net loss of $28,989. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS' EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation (the "First Stockholder") controlled by the president and director of the Company. In March and May 2004, the First Stockholder made additional capital contributions to the Company of $3,951 and $2,000, respectively. In February, April, July and September 2005, the First Stockholder made additional capital contributions to the Company of $2,000, $3,000, $2,500 and $500, respectively.

In August 2005, the First Stockholder of the Company sold 475,000 shares of Company common stock to an unrelated third party (the "Second Stockholder"). Under the related Stock Purchase Agreement, in the event that the Company completes a merger or acquisition of one or more business entities identified by the new 95% stockholder (the "Business Combination"), the Company will issue such number of new shares of the common stock of the Company to the First Stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. In October, 2005, March 2006 and June 2006, the Second Stockholder made additional capital contributions to the Company of $319, $3,586 and $3,839, respectively.

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the "Third Stockholder" and the "Fourth Stockholder"), 118,750 shares to each of them. In September 2006, the Second Stockholder, Third Stockholder and Fourth Stockholder made a $2,341 capital contribution to the Company.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                For the Three Months Ended September 30, 2006 and
             2005, for the Nine Months Ended September 30, 2006 and
                            2005, and for the Period
               February 27, 2004 (Inception) to September 30, 2006
                                   (Unaudited)

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.

At September 30, 2006, deferred tax assets consist of:

   Net operating loss carryforward            $       9,856
   Less valuation allowance                          (9,856)
                                              -------------

   Net                                        $          --
                                              =============


Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $9,856 (34%) attributable to the future utilization of the $28,989 net operating loss carryforward as of September 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025 and 2026 in the amounts of $7,297, $12,450 and $9,242, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the officers and directors from either their homes or their business offices at no cost to the Company. The officers and directors have agreed to continue this arrangement until the Company completes a business combination.

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

Management  of  MAHI

      MAHI has no full time employees. There are two officers - Alex Kam and Pan-Rong Liu. Mr. Kam is the Chief Executive Officer and a director. Mr. Liu is the Chief Financial Officer. Mr. Kam acquired 95% of the outstanding stock of MAHI (the "Shares") pursuant to a Stock Purchase Agreement dated as of July 8, 2005. The purchase price for the Shares was $120,000 paid in cash. The source of funds was personal funds. The Stock Purchase Agreement was closed on August 16, 2005.

      On May 22, 2006, Mr. Kam entered into two separate share purchase agreements with each of Mr. Pan-Rong Liu and Mr. Seung Chi Tang. Under the share purchase agreements, Mr. Kam agreed to sell 118,750 shares of Common Stock (the "Common Shares") to each of Mr. Liu and Mr. Tang. The purchase price for the Common Shares under each share purchase agreement was $160,000 and was paid in cash. The share purchase agreements closed on June 13, 2006.

      Both Mr. Kam and Mr. Liu have agreed to allocate a limited portion of their time to the activities of MAHI without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Kam and Mr. Liu and the potential demands of the activities of MAHI.

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

Recent Development.

      Pursuant to a Written Consent of Directors dated August 31, 2006, Mr. Pan-Rong Liu was appointed to replace Mr. Alex M. Kam as the Chief Financial Officer of the Company with effect from September 1, 2006. Mr Liu will serve as the Company's Chief Financial Officer at the pleasure of the Board while Mr. Kam shall continue to serve in his role as the Company's Chief Executive Officer.


Item  3. Controls and Procedures

(a)   Disclosure Controls and Procedures.

      Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the nine months of 2006. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner thatallowed for timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

      During the nine months ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 6.     Exhibits

EXHIBIT
NUMBER      DESCRIPTION

      31.1 Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

      31.2 Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

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


                                        MADISON AVENUE HOLDINGS, INC.
                                        (Registrant)

 Date: October 20, 2006                 Alex Kam
                                        (Name)

                                        /s/ Alex Kam
                                        -----------------------------
                                        (Signature)
                                        Chief Executive Officer