Form 10KSB
period 2006-12-31
MADISON AVE HOLDINGS INC
filed 2007-03-28
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

                              --------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                        Commission File Number 000-50655


                          Madison Avenue Holdings, Inc.
                          -----------------------------
                  Name of small business issuer in its charter)


Delaware                                                    20-0823997
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS. Employer
 incorporation or organization)                              Identification No.)


428 South Atlantic Blvd., Suite 328, Monterey Park, CA      91754
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

      As of March 23, 2007, we had 500,000 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

                          Madison Avenue Holdings, Inc.

                                   Form 10-KSB
                       Fiscal Year Ended December 31, 2006

                                Table of Contents

                                                                            Page
PART I

Item 1.      Description of Business......................................... 4

Item 2.      Description of Property......................................... 5

Item 3.      Legal Proceedings............................................... 5

Item 4.      Submission of Matters to a Vote of Security Holders............. 5


PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities...... 5

Item 6.      Management's Discussion and Analysis or Plan of Operation....... 5

Item 7.      Financial Statements............................................ 7

Item 8.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................... 7

Item 8A.     Controls and Procedures......................................... 7

Item 8B.     Other Information............................................... 8


PART III

Item 9.      Directors and Executive Officers of the Registrant.............. 8

Item 10.     Executive Compensation.......................................... 9

Item 11.     Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters......... 9

Item 12.     Certain Relationships and Related Transactions..................10

Item 13.     Exhibits........................................................10

Item 14.     Principal Accountant Fees and Services..........................11

Signatures...................................................................12

Financial Statements ...................................................... F-1

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

      On May 22, 2006, Alex Kam, our principal shareholder, entered into two separate share purchase agreements with each of Mr. Pan-Rong Liu ("Liu") and Mr. Seung Chi Tang ("Tang"). Under the share purchase agreements, Mr. Kam agreed to sell 118,750 shares of Common Stock to each of Liu and Tang. The purchase price for the Shares under each share purchase agreement was $160,000 and was paid in cash. The share purchase agreements were closed on June 13, 2006. The sale of the shares to Liu and Tang were consummated so that Liu and Tang would have an ownership interest in MAHI and assist in locating and negotiating with one or more business entities for the combination of that target company or those target companies with MAHI.

      MAHI will attempt to locate and negotiate with one or more business entities for the combination of that target company or those target companies with MAHI. Each combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (a "Business Combination"). In most instances the target company would wish to structure the Business Combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

      The proposed business activities described herein classify MAHI as a "shell company" and a "blank check" company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the public sale of securities of blank check companies. MAHI will not make any efforts to cause a market to develop in its securities until such time as MAHI has successfully implemented its business plan and it is no longer classified as a blank check company.

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


ITEM 3.  LEGAL PROCEEDINGS.

      There are no legal actions pending or threatened by or against MAHI.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2006.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) MARKET PRICE. There is no trading market for MAHI's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

      (b) HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933. As of March 23, 2007, there were 500,000 shares of common stock outstanding. The par value per share is $.001. There are four holders of the common stock issued and outstanding.

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

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and sole director of MAHI, who are not professional business analysts. In analyzing prospective business opportunities, MAHI may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of MAHI; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of MAHI to search for and enter into potential business opportunities.

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


ITEM 7.  FINANCIAL STATEMENTS.

      MAHI's consolidated financial statements for the year ended December 31, 2006, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      MAHI has not changed accountants since its formation and there are no disagreements with the findings of its accountants.


ITEM 8A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

      Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our officers concluded that, as of December 31, 2006, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

      During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Set forth below is the name of the sole director and officers of MAHI, all positions and offices they hold with MAHI, the period during which they have served as such, and their business experience during at least the last five years.

----------------------------------------------------------------------
Name                      Age         Positions and Offices Held
                                      With Registrant
----------------------------------------------------------------------
Alex Kam                  53          Chief Executive Officer,
                                      President, Secretary and Director
----------------------------------------------------------------------

Pan-Rong Liu              49           Chief Financial Officer

----------------------------------------------------------------------

      Alex Kam. Mr. Kam is the Chief Executive Officer and the sole director of MAHI. Mr. Kam has extensive experience in international trade between the U.S. and China. He established ACE Wholesale in 1981 and has served as President of ACE Wholesale since that time. ACE Wholesale has operations in Hong Kong and China, and focuses primarily on the import and export of electronic items. Since 1981, he has also served as Executive Vice President of the ACE Group, President of Marido Industrial Corporation, and President of Leman Development Corporation. Additionally, Mr. Kam also founded United National Bank in Monterey Park in 1986 and served as a director of the bank until the bank was sold in 1992. Mr. Kam has a Masters of Science degree from the University of California at Los Angeles.

      Pan-Rong Liu. Mr. Liu was appointed to the Chief Financial Officer of MAHI pursuant to a Written Consent of Directors dated August 31, 2006 and the appointment effected from September 1, 2006. Mr. Liu was born on November 24, 1956 in China, and obtained his PHD in Agriculture at the Auburn University in Alabama in 1988. He started T&L Trading in 1990. T&L Trading is a live seafood wholesaler and distributes seafood to markets and restaurants.

Family Relationships

      There is no family relationship between Mr. Liu and the Company's current sole director and Chief Executive Officer, Mr. Kam.

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

      MAHI has not adopted a corporate code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

      The decision to not adopt such a code of ethics resulted from MAHI's having only two officers and one director, managements believe that the limited interaction which occurs from having a sole director and two officers eliminates the current need for such a code, in that violations of such a code would be reported to the parties generating the violation.

Nominating Committee

      MAHI does not have a Nominating Committee or Nominating Committee Charter. Alex Kam, MAHI's sole director, performs some of the functions associated with a Nominating Committee. MAHI has elected not to have a Nominating Committee in that it is a development stage company with limited operations and resources.


ITEM 10. EXECUTIVE COMPENSATION

      Mr. Kam has not received any compensation for his services rendered to MAHI, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with MAHI. However, he anticipates receiving benefits as beneficial stockholder of MAHI. Mr. Liu has agreed to allocate a limited portion of his time to the activities of MAHI without compensation.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth each person known by MAHI to be the beneficial owner of five percent or more of the common stock of MAHI and the sole director and two officers of MAHI. Each such person has sole voting and investment power with respect to the shares shown.

-------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner     Amount of Beneficial Ownership      Percentage of Class
-------------------------------------------------------------------------------------------------
Alex Kam                                         237,500                         47.5%
1641 W. Main St., #408,
Alhambra, CA 91801

Pan-Rong  Liu                                    118,750                        23.75%
13728 Proctor Avenue, #G,
La Puente, CA 91746

Seung Chi Tang                                   118,750                        23.75%
311 Altern St.
Arcadia, CA 91006

Acer Limited
344 East 50th Street
New York, NY 10022                                25,000                            5%

Cesar Villavicencio(1)
344 East 50th Street
New York, NY  10022                               25,000                            5%
-------------------------------------------------------------------------------------------------

(1) Includes 25,000 shares owned by Acer Limited, a British Virgin Islands corporation which is owned and controlled by Mr. Villavicencio.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On May 22, 2006, Mr. Kam entered into two separate share purchase agreements with each of Mr. Pan-Rong Liu and Mr. Seung Chi Tang. Under the share purchase agreements, Mr. Kam agreed to sell 118,750 shares of Common Stock to each of Liu and Tang. The purchase price for the Shares under each share purchase agreement was $160,000 and was paid in cash. The share purchase agreements were closed on June 13, 2006. The sale of the Shares to Liu and Tang was so that Liu and Tang would have a proprietary stake in MAHI and assist in locating and negotiating with one or more business entities for the combination of that target company or those target companies with MAHI.


ITEM 13. EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION

3.1         Certificate of Incorporation (1)

3.2         By-Laws (1)

10.1 Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Pan-Rong Liu.(2)

10.2 Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Seung Chi Tang. (3)

31.1 Certification of Alex Kam pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2 Certification of Pan-Rong Liu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

(1) Incorporated by reference from Form 10SB filed by the Company with the Securities and Exchange Commission (the "Commission") on March 29, 2004.

(2) Incorporated by reference to the exhibit to the Schedule 13D, filed by Pan-rong Liu with the Commission on July 7, 2006.

(3) Incorporated by reference to the exhibit to the Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

      The following table sets forth the fees billed to the Company for the fiscal year ended December 31, 2006 by its outside auditor:

                                       Fiscal Year Ended
                                       December 31, 2006
                                       -----------------

Audit fees                             $           5,000
Audit-related fees                     $               0
Tax fees                               $               0
Other fees                             $               0

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Madison Avenue Holdings, Inc.


Date: March 23, 2007                  By: /s/ Alex Kam
                                          --------------------------
                                          Alex Kam
                                          Chief Executive Officer and
                                          President(principal executive officer)

Date: March 23, 2007
                                          /s/ Pan-Rong Liu
                                          --------------------------
                                          Pan-Rong Liu
                                          Chief Financial Officer (principal
                                          financial officer and principal
                                          accounting officer)

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 23, 2007                      /s/ Alex Kam
                                          --------------------------
                                          Alex Kam
                                          Sole Director

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                            Page

Report of Independent Auditor                                               F-2

Financial Statements:

   Balance Sheets as of December 31, 2006 and 2005                          F-3

   Statements of Operations for the years ended December 31, 2006 and 2005 and for the period February 27, 2004 (date of inception)
     to December 31, 2006                                                   F-4

   Statements of Changes in Stockholders' Equity for the years ended
     December 31, 2006 and 2005 and for the period February 27, 2004
     (date of inception) to December 31, 2006                               F-5

   Statements of Cash Flows for the years ended
     December 31, 2006 and 2005 and for the period
     February 27, 2004 (date of inception) to
     December 31, 2006                                                      F-6

   Notes to Financial Statements                                            F-7

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company), a development stage company, as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period February 27, 2004 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc., a development stage company, as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period February 27, 2004 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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


                                         /s/ Michael T. Studer CPA P.C.
                                         ------------------------------

Freeport, New York
March 23, 2007

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                           December 31,    December 31,
                                                               2006            2005
                                                           ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                                $         --    $        642
                                                           ------------    ------------

      Total current assets                                           --             642

Other assets                                                         --              --
                                                           ------------    ------------

Total assets                                               $         --    $        642
                                                           ============    ============

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued expenses                    $      2,816    $      5,619
                                                           ------------    ------------

      Total current liabilities                                   2,816           5,619

Other liabilities                                                    --              --
                                                           ------------    ------------

   Total liabilities                                              2,816           5,619
                                                           ------------    ------------

Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, $.001 par value; 10,000,000 shares
    authorized, 500,000 shares issued and outstanding               500             500
   Additional paid-in capital                                    26,052          14,270
   Deficit accumulated during the development stage             (29,368)        (19,747)
                                                           ------------    ------------

      Total stockholders' equity (deficiency)                    (2,816)         (4,977)
                                                           ------------    ------------

Total liabilities and stockholders' equity (deficiency)    $         --    $        642
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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Operations


                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   Cumulative

                                                                                         During the
                                                                                         Development
                                                                                           Stage
                                                                                        (February 27,
                                               Year ended           Year ended             2004 to
                                            December 31, 2006    December 31, 2005    December 31, 2006)
                                            -----------------    -----------------    -----------------
Revenues                                    $              --    $              --    $              --
                                            -----------------    -----------------    -----------------

Expenses:

   General and administrative                           9,621               12,450               29,368
                                            -----------------    -----------------    -----------------

      Total expenses                                    9,621               12,450               29,368
                                            -----------------    -----------------    -----------------

Net loss                                    $          (9,621)   $         (12,450)   $         (29,368)
                                            =================    =================    =================

Net loss per share, basic and diluted       $           (0.02)   $           (0.02)
                                            =================    =================

Weighted average number of common

   shares outstanding, basic and diluted              500,000              500,000
                                            =================    =================

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                                               Deficit
                                                                             Accumulated
                                                                Additional   During the           Total
                                             Common Stock        Paid-In     Development       Stockholders'
                                           Shares     Amount     Capital        Stage       Equity (Deficiency)
                                          --------   --------   ----------   -----------    -------------------
Sale of common stock to a
  corporation controlled by the
  president and director of the
  Company in March 2004                    500,000   $    500   $       --   $        --    $               500

Company expenses paid by sole
  stockholder in March 2004                     --         --        3,951            --                  3,951

Capital contribution from sole
  stockholder in May 2004                       --         --        2,000            --                  2,000

Net loss for the period February 27,
  2004 to December 31, 2004                     --         --           --        (7,297)                (7,297)
                                          --------   --------   ----------   -----------    -------------------
Balances, December 31, 2004                500,000        500        5,951        (7,297)                  (846)

Capital contributions from
  stockholders in February, April, July
  and September 2005                            --         --        8,000            --                  8,000

Company expenses paid by majority
  stockholder in October 2005                   --         --          319            --                    319

Net loss for the year ended
  December 31, 2005                             --         --           --       (12,450)               (12,450)
                                          --------   --------   ----------   -----------    -------------------

Balances, December 31, 2005                500,000        500       14,270       (19,747)                (4,977)

Company expenses paid by
  stockholders during 2006                      --         --       11,782            --                 11,782

Net loss for the year ended
  December 31, 2006                             --         --           --        (9,621)                (9,621)
                                          --------   --------   ----------   -----------    -------------------

Balances, December 31, 2006                500,000   $    500   $   26,052   $   (29,368)   $            (2,816)
                                          ========   ========   ==========   ===========    ===================

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                 Cumulative
                                                                                                 During the
                                                                                                 Development
                                                                                                    Stage
                                                                                                 (February 27,
                                                        Year ended           Year ended             2004 to
                                                     December 31, 2006    December 31, 2005    December 31, 2006)
                                                     -----------------    -----------------    -----------------
Cash flows from operating activities:
   Net loss                                          $          (9,621)   $         (12,450)   $         (29,368)
   Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                     (2,803)               4,582                2,816
                                                     -----------------    -----------------    -----------------
   Net cash used in operating activities                       (12,424)              (7,868)             (26,552)
                                                     -----------------    -----------------    -----------------

Cash flows from investing activities                                --                   --                   --
                                                     -----------------    -----------------    -----------------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --                   --                  500
   Capital contributions                                        11,782                8,319               26,052
                                                     -----------------    -----------------    -----------------

   Net cash provided by  financing activities                   11,782                8,319               26,552
                                                     -----------------    -----------------    -----------------

Net increase in cash                                              (642)                 451                   --

Cash and cash equivalents, beginning of period                     642                  191                   --

                                                     -----------------    -----------------    -----------------
Cash and cash equivalents, end of period             $              --    $             642    $              --
                                                     =================    =================    =================
Supplemental disclosures of cash flow information:
   Interest paid                                     $              --    $              --    $              --
                                                     -----------------    -----------------    -----------------

   Income taxes paid                                 $              --    $              --    $              --
                                                     -----------------    -----------------    -----------------

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
               For the Years Ended December 31, 2006 and 2005 and
        For the Period February 27, 2004 (Inception) to December 31, 2006


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

At December 31, 2006, the Company had negative working capital and a stockholders' deficiency of $2,816. For the period February 27, 2004 (inception) to December 31, 2006, the Company incurred a net loss of $29,368. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
               For the Years Ended December 31, 2006 and 2005 and
        For the Period February 27, 2004 (Inception) to December 31, 2006


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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the "Third Stockholder" and the "Fourth Stockholder"), 118,750 shares to each of them. In September 2006 and December 2006, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $2,341 and $2,016, respectively.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
               For the Years Ended December 31, 2006 and 2005 and
        For the Period February 27, 2004 (Inception) to December 31, 2006


NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.

At December 31, 2006, deferred tax assets consist of:

   Net operating loss carryforward                   $   9,985
   Less valuation allowance                             (9,985)
                                                     ---------

   Net                                               $      --
                                                     =========

Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $9,985 attributable to the future utilization of the $29,368 net operating loss carryforward as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025 and 2026 in the amounts of $7,297, $12,450 and $9,621, respectively.

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