Form 10QSB
period 2007-03-31
MADISON AVE HOLDINGS INC
filed 2007-05-15
CIK 1284196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ...........to...............

Commission File Number 000-50655


                          Madison Avenue Holdings, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                          20-0823997
         ----------------------------        ---------------------------
          (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)         Identification No.)

          428 South Atlantic Blvd., Suite 328, Monterey Park, CA 91754
  -----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (check one); Yes |_|   No |X|

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                           Page

Financial Statements:

   Balance Sheets as of March 31, 2007 (Unaudited)
     and December 31, 2006                                                  F-2

   Statements of Operations for the three months ended
     March 31, 2007 and 2006 and for the period
     February 27, 2004 (date of inception) to March 31, 2007
     (Unaudited)                                                            F-3

   Statements of Cash Flows for the three months ended
     March 31, 2007 and 2006 and for the period
     February 27, 2004 (date of inception) to March 31, 2007
     (Unaudited)                                                            F-4

   Notes to Financial Statements (Unaudited)                                F-5

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                             March 31,     December 31,
                                                               2007            2006
                                                           ------------    ------------
Assets                                                             (Unaudited)

Current assets:
  Cash and cash equivalents                                $         --    $         --
                                                           ------------    ------------


      Total current assets                                           --              --


Other assets                                                         --              --
                                                           ------------    ------------


Total assets                                               $         --    $         --
                                                           ============    ============

Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued expenses                    $      9,618    $      2,816
                                                           ------------    ------------

      Total current liabilities                                   9,618           2,816


Other liabilities                                                    --              --
                                                           ------------    ------------

   Total liabilities                                              9,618           2,816
                                                           ------------    ------------

Commitments and contingencies

Stockholder's equity (deficiency):
   Common stock, $.001 par value; 10,000,000 shares
      authorized, 500,000 shares issued and outstanding             500             500
   Additional paid-in capital                                    29,943          26,052
   Deficit accumulated during the development stage             (40,061)        (29,368)
                                                           ------------    ------------

      Total stockholder's equity (deficiency)                    (9,618)         (2,816)
                                                           ------------    ------------


Total liabilities and stockholder's equity (deficiency)    $         --    $         --
                                                           ============    ============


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                Cumulative
                                                                                During the
                                                                                Development
                                                                                   Stage
                                            Three Months      Three Months      (February 27,
                                               Ended             Ended             2004 to
                                           March 31, 2007    March 31, 2006    March 31, 2007)
                                           --------------    --------------    --------------


Revenues                                   $           --    $           --    $           --
                                           --------------    --------------    --------------

Expenses:
   General and administrative                      10,693             4,280            40,061
                                           --------------    --------------    --------------

      Total expenses                               10,693             4,280            40,061
                                           --------------    --------------    --------------

Net loss                                   $      (10,693)   $       (4,280)   $      (40,061)
                                           ==============    ==============    ==============

Net loss per share, basic and diluted      $        (0.02)   $        (0.01)
                                           ==============    ==============

Weighted average number of common
   shares outstanding, basic and diluted          500,000           500,000
                                           ==============    ==============


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                            Cumulative
                                                                                            During the
                                                                                            Development
                                                                                              Stage
                                                      Three Months       Three Months      (February 27,
                                                         Ended              Ended              2004 to
                                                     March 31, 2007     March 31, 2006     March 31, 2007)
                                                     ---------------    ---------------    ---------------

Cash flows from operating activities:
  Net loss                                           $       (10,693)   $        (4,280)   $       (40,061)
  Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                      6,802                662              9,618
                                                     ---------------    ---------------    ---------------

   Net cash used in operating activities                      (3,891)            (3,618)           (30,443)
                                                     ---------------    ---------------    ---------------


Cash flows from investing activities                              --                 --                 --
                                                     ---------------    ---------------    ---------------

Cash flows from financing activities:
  Proceeds from sale of common stock                              --                 --                500
  Capital contributions                                        3,891              3,586             29,943
                                                     ---------------    ---------------    ---------------

   Net cash provided by  financing activities                  3,891              3,586             30,443
                                                     ---------------    ---------------    ---------------


Net increase (decrease) in cash                                   --                (32)                --


Cash and cash equivalents, beginning of period                    --                642                 --
                                                     ---------------    ---------------    ---------------


Cash and cash equivalents, end of period             $            --    $           610    $            --
                                                     ===============    ===============    ===============

Supplemental disclosures of cash flow information:
  Interest paid                                      $            --    $            --    $            --
                                                     ---------------    ---------------    ---------------


  Income taxes paid                                  $            --    $            --    $            --
                                                     ---------------    ---------------    ---------------


See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
       and for the Period February 27, 2004 (Inception) to March 31, 2007
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
       and for the Period February 27, 2004 (Inception) to March 31, 2007
                                   (Unaudited)

At March 31, 2007, the Company had negative working capital and a stockholders' deficiency of $9,618. For the period February 27, 2004 (inception) to March 31, 2007, the Company incurred a net loss of $40,061. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the "Third Stockholder" and the "Fourth Stockholder"), 118,750 shares to each of them. In September 2006, December 2006 and March 2007, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $2,341, $2,016 and 3,891, respectively.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
       and for the Period February 27, 2004 (Inception) to March 31, 2007
                                   (Unaudited)

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2007, deferred tax assets consist of:

   Net operating loss carryforward                   $        13,621
   Less valuation allowance                                  (13,621)
                                                     ---------------

   Net                                               $             -
                                                     ===============


Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $13,621 attributable to the future utilization of the $40,061 net operating loss carryforward as of March 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026 and 2027 in the amounts of $7,297, $12,450, $9,621 and $10,693, respectively.

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


Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures.

      Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended March 31, 2007. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

      During the three months ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


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


                                        MADISON AVENUE HOLDINGS, INC.
                                        (Registrant)

Date: May 14, 2007                      Alex Kam
                                        (Name)


                                        /s/ Alex Kam
                                          -------------
                                          (Signature)
                                          Chief Executive Officer and President
                                          (principal executive officer)