Form 10QSB
period 2007-06-30
MADISON AVE HOLDINGS INC
filed 2007-08-13
CIK 1284196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the six months ended June 30, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

      Commission File Number 000-50655

                          Madison Avenue Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                20-0823997
         (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)                Identification No.)

          428 South Atlantic Blvd., Suite 328, Monterey Park, CA 91754
                    (Address of Principal Executive Offices)

                                  (626)-5764333
                           (Issuer's telephone number)

     _______________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No|_|

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (check one);  Yes |_| No|X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Index to Financial Statements

                                                                            Page
                                                                            ----

Financial Statements:

  Balance Sheets as of June 30, 2007 (Unaudited)
    and December 31, 2006                                                    F-2

  Statements of Operations for the three and six months ended
    June 30, 2007 and 2006 and for the period February 27, 2004
    (date of inception) to June 30, 2007 (Unaudited)                         F-3

  Statements of Cash Flows for the six months ended June 30, 2007 and
    2006 and for the period February 27, 2004 (date of inception) to
    June 30, 2007 (Unaudited)                                                F-4

  Notes to Financial Statements (Unaudited)                                  F-5

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                            June 30,    December 31,
                                                              2007          2006
                                                          -----------   ------------
                                                          (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                                $     --       $     --
                                                           --------       --------
    Total current assets                                         --             --
Other assets                                                     --             --
                                                           --------       --------
Total assets                                               $     --       $     --
                                                           ========       ========
Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued expenses                    $  9,616       $  2,816
                                                           --------       --------
    Total current liabilities                                 9,616          2,816
Other liabilities                                                --             --
                                                           --------       --------
    Total liabilities                                         9,616          2,816
                                                           --------       --------
Commitments and contingencies

Stockholder's equity (deficiency):
  Common stock, $.001 par value; 10,000,000 shares
    authorized, 500,000 shares issued and outstanding           500            500
  Additional paid-in capital                                 35,062         26,052
  Deficit accumulated during the development stage          (45,178)       (29,368)
                                                           --------       --------
    Total stockholder's equity (deficiency)                  (9,616)        (2,816)
                                                           --------       --------
Total liabilities and stockholder's equity (deficiency)    $     --       $     --
                                                           ========       ========

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                            During the
                                                                                                            Development
                                                                                                               Stage
                                           Three Months    Three Months     Six Months      Six Months     (February 27,
                                              Ended           Ended           Ended           Ended           2004 to
                                          June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006   June 30, 2007)
                                          ------------    -------------   -------------   -------------   --------------
Revenues                                    $     --        $     --        $     --        $     --         $     --
                                            --------        --------        --------        --------         --------
Expenses:
  General and administrative                   5,117           2,606          15,810           6,886           45,178
                                            --------        --------        --------        --------         --------
    Total expenses                             5,117           2,606          15,810           6,886           45,178
                                            --------        --------        --------        --------         --------
Net loss                                    $ (5,117)       $ (2,606)       $(15,810)       $ (6,886)        $(45,178)
                                            ========        ========        ========        ========         ========
Net loss per share, basic and diluted       $  (0.01)       $  (0.01)       $  (0.03)       $  (0.01)
                                            ========        ========        ========        ========
Weighted average number of common
  shares outstanding, basic and diluted      500,000         500,000         500,000         500,000
                                            ========        ========        ========        ========

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Cumulative
                                                                                       During the
                                                                                       Development
                                                                                          Stage
                                                       Six Months      Six Months     (February 27,
                                                         Ended           Ended           2004 to
                                                     June 30, 2007   June 30, 2006   June 30, 2007)
                                                     -------------   -------------   --------------
Cash flows from operating activities:
  Net loss                                             $(15,810)        $(6,886)        $(45,178)
  Changes in operating assets and liabilities:
    Accounts payable and accrued expenses                 6,800          (1,181)           9,616
                                                       --------         -------         --------
  Net cash used in operating activities                  (9,010)         (8,067)         (35,562)
                                                       --------         -------         --------
Cash flows from investing activities                         --              --               --
                                                       --------         -------         --------
Cash flows from financing activities:
  Proceeds from sale of common stock                         --              --              500
  Capital contributions                                   9,010           7,425           35,062
                                                       --------         -------         --------
  Net cash provided by  financing activities              9,010           7,425           35,562
                                                       --------         -------         --------
Net increase (decrease) in cash                              --            (642)              --

Cash and cash equivalents, beginning of period               --             642               --
                                                       --------         -------         --------
Cash and cash equivalents, end of period               $     --         $    --         $     --
                                                       ========         =======         ========
Supplemental disclosures of cash flow information:
  Interest paid                                        $     --         $    --         $     --
                                                       --------         -------         --------
  Income taxes paid                                    $     --         $    --         $     --
                                                       --------         -------         --------

See notes to financial statements.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
            For the Three and Six Months Ended June 30, 2007 and 2006
        and for the Period February 27, 2004 (Inception) to June 30, 2007
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
            For the Three and Six Months Ended June 30, 2007 and 2006
        and for the Period February 27, 2004 (Inception) to June 30, 2007
                                   (Unaudited)

At June 30, 2007, the Company had negative working capital and a stockholders' deficiency of $9,616. For the period February 27, 2004 (inception) to June 30, 2007, the Company incurred a net loss of $45,178. These factors create uncertainty as to the Company's ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS' EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation (the "First Stockholder") controlled by the president and director of the Company. In March and May 2004, the First Stockholder made additional capital contributions to the Company of $3,951 and $2,000, respectively. In February, April, July, and September 2005, the First Stockholder made additional capital contributions to the Company of $2,000, $3,000, $2,500, and $500, respectively.

In August 2005, the First Stockholder of the Company sold 475,000 shares of Company common stock to an unrelated third party (the "Second Stockholder"). Under the related Stock Purchase Agreement, in the event that the Company completes a merger or acquisition of one or more business entities identified by the new 95% stockholder (the "Business Combination"), the Company will issue such number of new shares of the common stock of the Company to the First Stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. In October 2005, March 2006, and June 2006, the Second Stockholder made capital contributions to the Company of $319, $3,586 and $3,839, respectively.

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the "Third Stockholder" and the "Fourth Stockholder"), 118,750 shares to each of them. In September 2006, December 2006, March 2007, and June 2007, the Second Stockholder, Third Stockholder, and Fourth Stockholder made capital contributions to the Company of $2,341, $2,016, $3,891, and $5,119, respectively.

                          MADISON AVENUE HOLDINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
            For the Three and Six Months Ended June 30, 2007 and 2006
        and for the Period February 27, 2004 (Inception) to June 30, 2007
                                   (Unaudited)

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At June 30, 2007, deferred tax assets consist of:

   Net operating loss carryforward  $ 15,361
   Less valuation allowance          (15,361)
                                    --------
   Net                              $     --
                                    ========

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $15,361 attributable to the future utilization of the $45,178 net operating loss carryforward as of June 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026 and 2027 in the amounts of $7,297, $12,450, $9,621 and $15,810, respectively.

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

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and director of MAHI, who are not professional business analysts. In analyzing prospective business opportunities, MAHI may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of MAHI; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of MAHI to search for and enter into potential business opportunities.

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

Item 3. Controls and Procedures

(a)   Disclosure Controls and Procedures.

      Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended June 30, 2007. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

      During the six months ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

EXHIBIT
 NUMBER   DESCRIPTION
-------   ----------------------------------------------------------------------

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

                                        MADISON AVENUE HOLDINGS, INC.
                                        (Registrant)

Date: August 6, 2007                    Alex Kam
                                        (Name)


                                        /s/ Alex Kam
                                        ----------------------------------------
                                        (Signature)
                                        Chief Executive Officer