Form 10QSB
period 2007-09-30
MADISON AVE HOLDINGS INC
filed 2007-10-30
CIK 1284196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2007

□	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-50655

Madison Avenue Holdings Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

428 South Atlantic Blvd., Suite 328, Monterey Park, CA 91754
(Address of Principal Executive Offices)

(626)-5764333
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	F-2

Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period February 27, 2004 (date of inception) to September 30, 2007 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period February 27, 2004 (date of inception) to September 30, 2007 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$3,661	$2,816

Total current liabilities	3,661	2,816

Other liabilities	-	-

Total liabilities	3,661	2,816

Commitments and contingencies

Stockholder's equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares
authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	43,035	26,052
Deficit accumulated during the development stage	(47,196)	(29,368)

Total stockholder's equity (deficiency)	(3,661)	(2,816)

Total liabilities and stockholder's equity (deficiency)	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Nine Months	Nine Months	(February 27,
	Ended	Ended	Ended	Ended	2004 to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	2,018	2,356	17,828	9,242	47,196

Total expenses	2,018	2,356	17,828	9,242	47,196

Net loss	$(2,018)	$(2,356)	$(17,828)	$(9,242)	$(47,196)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of common
shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Nine Months	Nine Months	(February 27,
	Ended	Ended	2004 to
	September 30, 2007	September 30, 2006	September 30, 2007)

Cash flows from operating activities:
Net loss	$(17,828)	$(9,242)	$(47,196)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	845	(1,166)	3,661

Net cash used in operating activities	(16,983)	(10,408)	(43,535)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	16,983	9,766	43,035

Net cash provided by financing activities	16,983	9,766	43,535

Net increase (decrease) in cash	-	(642)	-

Cash and cash equivalents, beginning of period	-	642	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006
and for the Period February 27, 2004 (Inception) to September 30, 2007
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 - BASIS OF PRESENTATION

The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006
and for the Period February 27, 2004 (Inception) to September 30, 2007
(Unaudited)

At September 30, 2007, the Company had negative working capital and a stockholders’ deficiency of $3,661. For the period February 27, 2004 (inception) to September 30, 2007, the Company incurred a net loss of $47,196. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the
Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation (the “First Stockholder”) controlled by the president and director of the Company. In March and May 2004, the First Stockholder made additional capital contributions to the Company of $3,951 and $2,000, respectively. In February, April, July, and September 2005, the First Stockholder made additional capital contributions to the Company of $2,000, $3,000, $2,500, and $500, respectively.

In August 2005, the First Stockholder of the Company sold 475,000 shares of Company common stock to an unrelated third party (the “Second Stockholder”). Under the related Stock Purchase Agreement, in the event that the Company completes a merger or acquisition of one or more business entities identified by the new 95% stockholder (the “Business Combination”), the Company will issue such number of new shares of the common stock of the Company to the First Stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. In October 2005, March 2006, and June 2006, the Second Stockholder made capital contributions to the Company of $319, $3,586 and $3,839, respectively.

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. In September 2006, December 2006, March 2007, June 2007 and September 2007, the Second Stockholder, Third Stockholder, and Fourth Stockholder made capital contributions to the Company of $2,341, $2,016, $3,891, $5,119 and $7,973, respectively.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2007 and 2006
and for the Period February 27, 2004 (Inception) to September 30, 2007
(Unaudited)

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At September 30, 2007, deferred tax assets consist of:

Net operating loss carryforward	$16,047
Less valuation allowance	(16,047)

Net	$-

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $16,047 attributable to the future utilization of the $47,196 net operating loss carryforward as of September 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026 and 2027 in the amounts of $7,297, $12,450, $9,621 and $17,828, respectively.

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

ITEM 2. PLAN OF OPERATION

Search for a Target Company.

Madison Avenue Holdings Inc. ("MAHI") will search for target companies as potential candidates for a business combination.

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

MAHI may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

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

Terms of a Business Combination

In implementing a structure for a particular business acquisition, MAHI may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and stockholders of MAHI will no longer be in control of MAHI. In addition, it is likely that the officers and directors of MAHI will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended September 30, 2007. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS INC. (Registrant)
Date: October 30, 2007	Alex Kam
(Name)

/s/ Alex Kam
(Signature)
Chief Executive Officer