Form 10KSB
period 2007-12-31
MADISON AVE HOLDINGS INC
filed 2008-03-27
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

 Commission File Number 000-50655

Madison Avenue Holdings, Inc.

Name of small business issuer in its charter)

Delaware	20-0823997
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

428 South Atlantic Blvd., Suite 328, Monterey Park, CA	91754
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (626)-576-4333

Securities registered pursuant to Section 12(b) of the Act:        None.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock,
$.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐            No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $0 for the fiscal year ended December 31, 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $0.

The number of shares of common stock outstanding as of the close of business on March 26, 2008 was 500,000.

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

Madison Avenue Holdings, Inc.

Form 10-KSB
Fiscal Year Ended December 31, 2007

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)
MARKET PRICE. There is no trading market for MAHI's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

(b)
HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933. As of March 25, 2008, there were 500,000 shares of common stock outstanding. The par value per share is $.001. There are four holders of the common stock issued and outstanding.

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

MAHI's consolidated financial statements for the year ended December 31, 2007, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

MAHI has not changed accountants since its formation and there are no disagreements with the findings of its accountants.

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007. Based on this evaluation, our officers concluded that, as of December 31, 2007, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Control over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is the name of the sole director and officers of MAHI, all positions and offices they hold with MAHI, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Positions and Offices Held With Registrant

Alex Kam	53	Chief Executive Officer, President, Secretary and Director

Pan-Rong Liu	49	Chief Financial Officer

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

Family Relationships

There is no family relationship between Mr. Liu and the Company current sole director and Chief Executive Officer, Mr. Kam.

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

2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer
3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.	Accountability for adherence to the code.

MAHI has not adopted a corporate code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

The decision to not adopt such a code of ethics resulted from MAHI's having only two officers and one director, management believe that the limited interaction which occurs from having a sole director and two officers eliminates the current need for such a code, in that violations of such a code would be reported to the parties generating the violation.

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

Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percentage

Alex Kam 1641 W. Main St., #408, Alhambra, CA 91801	237,500		47.5%

Pan-Rong Liu 13728 Proctor Avenue, #G, La Puente, CA 91746	118,750		23.75%

Seung Chi Tang 311 Altern St, Arcadia, CA 91006	118,750		23.75%

Acer Limited 344 East 50th Street New York, NY 10022	25,000		5%

Cesar Villavicencio (1) 344 East 50th Street New York, NY 10022	25,000	(1)	5% (1)

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

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation (1)

3.2	By-Laws (1)

10.1	Stock Purchase Agreement, dated July 8, 2005, among Madison Ave. Holdings, Inc., Acer Limited and Alex Kam. (2)

10.2	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Pan-Rong Liu.(3)

10.3	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Seung Chi Tang. (4)

31.1	Certification of Alex Kam pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Pan-Rong Liu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

(1)	Incorporated by reference from Form 10SB filed by the Company with the Securities and Exchange Commission (the “Commission”) on March 29, 2004.

(2)	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2005.

(3)	Incorporated by reference to the exhibit to the Schedule 13D, filed by Pan-rong Liu with the Commission on July 7, 2006.

(4)	Incorporated by reference to the exhibit to the Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees billed to the Company for the fiscal year ended December 31,2007 by the accountant:

Fiscal Year Ended
December 31, 2007

Audit fees	$5,750
Audit-related fees	$0
Tax fees	$0
Other fees	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

By:
Date: March 26, 2008		/s/ Alex Kam
Alex Kam
Chief Executive Officer and
President(principal executive officer)

Date: March 26, 2008
/s/ Pan-Rong Liu
Pan-Rong Liu
Chief Financial Officer (principal
financial officer and principal accounting
officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 26, 2008	/s/ Alex Kam
Alex Kam
Sole Director

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Auditor	F-2

Financial Statements:

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the years ended December 31, 2007 and 2006 and for the period February 27, 2004 (date of inception) to December 31, 2007	F-4

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006 and for the period February 27, 2004 (date of inception) to December 31, 2007	F-5

Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period February 27, 2004 (date of inception) to December 31, 2007	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company), a development stage company, as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period February 27, 2004 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc., a development stage company, as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period February 27, 2004 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 20, 2008

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$2,080	$2,816

Total current liabilities	2,080	2,816

Other liabilities	-	-

Total liabilities	2,080	2,816

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	47,094	26,052
Deficit accumulated during the development stage	(49,674)	(29,368)

Total stockholders' equity (deficiency)	(2,080)	(2,816)

Total liabilities and stockholders' equity (deficiency)	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations

			Cumulative
			During the
			Development
			Stage
			(February 27,
	Year ended	Year ended	2004 to
	December 31, 2007	December 31, 2006	December 31, 2007)

Revenues	$-	$-	$-

Expenses:
General and administrative	20,306	9,621	49,674

Total expenses	20,306	9,621	49,674

Net loss	$(20,306)	$(9,621)	$(49,674)

Net loss per share, basic and diluted	$(0.04)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficiency)

Sale of common stock to a corporation controlled by the president and director of the Company in March 2004	500,000	$500	$-	$-	$500

Company expenses paid by sole stockholder in March 2004	-	-	3,951	-	3,951

Capital contribution from sole stockholder in May 2004	-	-	2,000	-	2,000

Net loss for the period February 27,2004 to December 31, 2004	-	-	-	(7,297)	(7,297)
-
Balances, December 31, 2004	500,000	500	5,951	(7,297)	(846)

Capital contributions from stockholders in February, April, July and September 2005	-	-	8,000	-	8,000

Company expenses paid by majority stockholder in October 2005	-	-	319	-	319

Net loss for the year ended December 31, 2005	-	-	-	(12,450)	(12,450)

Balances, December 31, 2005	500,000	500	14,270	(19,747)	(4,977)

Company expenses paid by stockholders during 2006	-	-	11,782	-	11,782

Net loss for the year ended December 31, 2006	-	-	-	(9,621)	(9,621)

Balances, December 31, 2006	500,000	$500	$26,052	$(29,368)	$(2,816)

Company expenses paid by stockholders during 2007	-	-	21,042	-	21,042

Net loss for the year ended December 31, 2007	-	-	-	(20,306)	(20,306)

Balances, December 31, 2007	500,000	$500	$47,094	$(49,674)	$(2,080)

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
			(February 27,
	Year ended	Year ended	2004 to
	December 31, 2007	December 31, 2006	December 31, 2007)
Cash flows from operating activities:
Net loss	$(20,306)	$(9,621)	$(49,674)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(736)	(2,803)	2,080

Net cash used in operating activities	(21,042)	(12,424)	(47,594)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	21,042	11,782	47,094

Net cash provided by financing activities	21,042	11,782	47,594

Net increase in cash	-	(642)	-

Cash and cash equivalents, beginning of period	-	642	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006 and
For the Period February 27, 2004 (Inception) to December 31, 2007

NOTE 1 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

At December 31, 2007, the Company had negative working capital and a stockholders’ deficiency of $2,080. For the period February 27, 2004 (inception) to December 31, 2007, the Company incurred a net loss of $49,674. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash and cash equivalents – For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments – The Company’s financial instruments consist of cash and accounts payable and accrued expenses, which approximate fair value because of their short maturity.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006 and
For the Period February 27, 2004 (Inception) to December 31, 2007

Income taxes – Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per common share – Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

Concentration of credit risk – The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash balance with one financial institution, in the form of a demand deposit account.

NOTE 3 – STOCKHOLDERS’ EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation (the “First Stockholder”) controlled by the president and director of the Company. From March 2004 to September 2005, the First Stockholder made additional capital contributions to the Company of $13,951.

In August 2005, the First Stockholder of the Company sold 475,000 shares of Company common stock to an unrelated third party (the “Second Stockholder”). Under the related Stock Purchase Agreement, in the event that the Company completes a merger or acquisition of one or more business entities identified by the new 95% stockholder (the “Business Combination”), the Company will issue such number of new shares of the common stock of the Company to the First Stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. From October 2005 to June 2006, the Second Stockholder made additional capital contributions to the Company of $7,744.

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to December 2007, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $25,399.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006 and
For the Period February 27, 2004 (Inception) to December 31, 2007

NOTE 4 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.

At December 31, 2007, deferred tax assets consist of:

Net operating loss carryforward	$16,889
Less valuation allowance	(16,889)

Net	$-

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $16,889 attributable to the future utilization of the $49,674 net operating loss carryforward as of December 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026 and 2027 in the amounts of $7,297, $12,450, $9,621 and $20,306, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the officers and directors from either their homes or their business offices at no cost to the Company. The officers and directors have agreed to continue this arrangement until the Company completes a business combination.

The Company has been provided certain professional services in connection with its SEC filings at no cost to the Company.