Form 10QSB
period 2008-03-31
MADISON AVE HOLDINGS INC
filed 2008-05-14
CIK 1284196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 500,000 shares outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (check one); Yes [_] No[X]

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2008 (Unaudited)
and December 31, 2007	F-2

Statements of Operations for the three months ended
March 31, 2008 and 2007 and for the period
February 27, 2004 (date of inception) to March 31, 2008
(Unaudited)	F-3

Statements of Cash Flows for the three months ended
March 31, 2008 and 2007 and for the period
February 27, 2004 (date of inception) to March 31, 2008
(Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$8,239	$2,080

Total current liabilities	8,239	2,080

Other liabilities	-	-

Total liabilities	8,239	2,080

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares
authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	50,469	47,094
Deficit accumulated during the development stage	(59,208)	(49,674)

Total stockholders' equity (deficiency)	(8,239)	(2,080)

Total liabilities and stockholders' equity (deficiency)	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(February 27,
	Ended	Ended	2004 to
	March 31, 2008	March 31, 2007	March 31, 2008)

Revenues	$-	$-	$-

Expenses:
General and administrative	9,534	10,693	59,208

Total expenses	9,534	10,693	59,208

Net loss	$(9,534)	$(10,693)	$(59,208)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(February 27,
	Ended	Ended	2004 to
	March 31, 2008	March 31, 2007	March 31, 2008)

Cash flows from operating activities:
Net loss	$(9,534)	$(10,693)	$(59,208)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,159	6,802	8,239

Net cash used in operating activities	(3,375)	(3,891)	(50,969)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	3,375	3,891	50,469

Net cash provided by financing activities	3,375	3,891	50,969

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008 and 2007
and for the Period February 27, 2004 (Inception) to March 31, 2008
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008 and 2007
and for the Period February 27, 2004 (Inception) to March 31, 2008
(Unaudited)

At March 31, 2008, the Company had negative working capital and a stockholders’ deficiency of $8,239. For the period February 27, 2004 (inception) to March 31, 2008, the Company incurred a net loss of $59,208. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the
Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to March 2008, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $28,774.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008 and 2007
and for the Period February 27, 2004 (Inception) to March 31, 2008
(Unaudited)

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2008, deferred tax assets consist of:

Net operating loss carryforward	$20,131
Less valuation allowance	(20,131)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,131 attributable to the future utilization of the $59,208 net operating loss carryforward as of March 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027 and 2028 in the amounts of $7,297, $12,450, $9,621, $20,306 and $9,534, respectively.

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

Management of MAHI

MAHI has no full time employees. There are two officers - Alex Kam and Pan-Rong Liu. Mr. Kam is the Chief Executive Officer and a director. Mr. Liu is the Chief Financial Officer. Mr. Kam acquired 95% of the outstanding stock of MAHI (the “Shares”) pursuant to a Stock Purchase Agreement dated as of July 8, 2005. The purchase price for the Shares was $120,000 paid in cash. The source of funds was personal funds. The Stock Purchase Agreement was closed on August 16, 2005.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and sole director of MAHI, who are not professional business analyst. In analyzing prospective business opportunities, MAHI may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of MAHI; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of MAHI to search for and enter into potential business opportunities.

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

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended March 31, 2008. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)
Date: May 14, 2008
Alex Kam
(Name)

/s/ Alex Kam
(Signature)
Chief Executive Officer and President
(principal executive officer)