Form 10-Q
period 2008-09-30
MADISON AVE HOLDINGS INC
filed 2008-11-14
CIK 1284196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-50655

Madison Avenue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

428 South Atlantic Blvd., Suite 328, Monterey Park, CA 91754

(Address of principal executive offices) (Zip Code)

(626)-576-4333

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of November 10, 2008.

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	F-2

Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period February 27, 2004 (date of inception) to September 30, 2008 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period February 27, 2004 (date of inception) to September 30, 2008 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$455	$2,080

Total current liabilities	455	2,080

Other liabilities	-	-

Total liabilities	455	2,080

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	63,056	47,094
Deficit accumulated during the development stage	(64,011)	(49,674)

Total stockholders' equity (deficiency)	(455)	(2,080)

Total liabilities and stockholders' equity (deficiency)	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Nine Months	Nine Months	(February 27,
	Ended	Ended	Ended	Ended	2004 to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	2,364	2,018	14,337	17,828	64,011

Total expenses	2,364	2,018	14,337	17,828	64,011

Net loss	$(2,364)	$(2,018)	$(14,337)	$(17,828)	$(64,011)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Nine Months	Nine Months	(February 27,
	Ended	Ended	2004 to
	September 30, 2008	September 30, 2007	September 30, 2008)

Cash flows from operating activities:
Net loss	$(14,337)	$(17,828)	$(64,011)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,625)	845	455

Net cash used in operating activities	(15,962)	(16,983)	(63,556)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	15,962	16,983	63,056

Net cash provided by financing activities	15,962	16,983	63,556

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
and for the Period February 27, 2004 (Inception) to September 30, 2008
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 2 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
and for the Period February 27, 2004 (Inception) to September 30, 2008
(Unaudited)

At September 30, 2008, the Company had negative working capital and a stockholders’ deficiency of $455. For the period February 27, 2004 (inception) to September 30, 2008, the Company incurred a net loss of $64,011. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to September 2008, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $41,361.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007
and for the Period February 27, 2004 (Inception) to September 30, 2008
(Unaudited)

NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At September 30, 2008, deferred tax assets consist of:

Net operating loss carryforward	$21,764
Less valuation allowance	(21,764)

Net	$-

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $21,764 attributable to the future utilization of the $64,011 net operating loss carryforward as of September 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027 and 2028 in the amounts of $7,297, $12,450, $9,621, $20,306 and $14,337, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended September 30, 2008. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: November 14, 2008	Alex Kam
(Name)

/s/ Alex Kam
(Signature)
Chief Executive Officer