Form 10-K
period 2008-12-31
MADISON AVE HOLDINGS INC
filed 2009-03-31
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

                                                                          OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-50655

Madison Avenue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

3505 Hart Avenue, Suite 201, Rosemead, CA	91770
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (626)-576-4333

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                               Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                               Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes ☒     No ☐

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

State registrant's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of March 23, 2009.

Documents incorporated by reference: None

Madison Avenue Holdings, Inc.

Form 10-K
Fiscal Year Ended December 31, 2008

PART I

ITEM  1.  BUSINESS.

 GENERAL

Madison Avenue Holdings, Inc. ("MAHI") was incorporated on February 27, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. MAHI has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

On August 16, 2005, Acer Limited ("Acer"), a British Virgin Islands Company owned and controlled by Mr. Cesar Villavicencio which was then the  sole stockholder of MAHI, sold 475,000 shares of MAHI common stock to Mr. Alex Kam for a cash purchase price of $120,000. Such shares constituted 95% of the outstanding capital stock of MAHI. In connection with the sale, MAHI agreed that, in the event that MAHI successfully completes a merger with or acquisition of one or more business entities identified by Mr. Kam (a "Business Combination"), it will issue to Acer such number of shares of its common stock as shall, together with the 25,000 shares currently owned by Acer, constitute 5% of the total issued and outstanding shares of MAHI common stock immediately following consummation of the Business Combination. Also in connection with the sale, Mr. Cesar Villavicencio resigned as sole director and Chief Executive Officer of MAHI and Mr. Kam was elected to both of those positions, making Mr. Kam MAHI's sole director and sole executive officer.

On May 22, 2006, Mr. Kam entered into two separate share purchase agreements with each of Mr. Pan-Rong Liu ("Liu") and Mr. Seung Chi Tang ("Tang"). Under the share purchase agreements, Mr. Kam agreed to sell 118,750 shares of Common Stock to each of Liu and Tang. The purchase price for the Shares under each share purchase agreement was $160,000 and was paid in cash. The share purchase agreements were closed on June 13, 2006. The sale of the  Shares to Liu and Tang was made so that Liu and Tang would have a  proprietary  stake in MAHI and assist in locating and  negotiating with one or more  business  entities  for the  combination  of that  target company or those target companies with MAHI.

Since 2006 MAHI has attempted to locate and negotiate with one or more business entities for the combination of that target company or those target companies with MAHI. It is anticipated that each combination will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company would wish to structure the Business Combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

The proposed business activities described herein classify MAHI as a "blank check" company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the public sale of securities of blank check companies. MAHI does not intend to make any efforts to cause a market to develop in its securities until such time as MAHI has successfully implemented its business plan and it is no longer classified as a blank check company.

No assurances can be given that MAHI will be able to enter into any Business Combination, as to the terms of a business combination, or as to the nature of a target company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM  2.   PROPERTIES.

MAHI has no properties and at this time has no agreements to acquire any properties. MAHI currently uses the offices of Alex Kam at no cost to MAHI. Mr. Kam has agreed to continue this arrangement until MAHI completes a Business Combination. Since MAHI presently has no business operations, it will not require any additional facilities until it completes a Business Combination.

ITEM  3. LEGAL PROCEEDINGS.

There are no legal proceedings pending or threatened by or against MAHI.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2008.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  MARKET PRICE. There is no trading market for MAHI's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

  (b)  HOLDERS. The issued and outstanding shares of the common stock of
           MAHI were issued in accordance with exemptions from registration under Section 4(2) of the Securities Act of 1933. As of March
           23, 2009, there were 500,000 shares of common stock outstanding. The par value per share is $.001. As of Mach 23, 2009, there are four holders of the common stock issued and outstanding.

(c)	DIVIDENDS. MAHI has not paid any dividends to date, and has no plans to do so in the foreseeable future.

      (d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

We currently do not have any equity compensation plans.

ITEM  6. SELECTED FINANCIAL DATA

Not applicable.

ITEM  7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA.

MAHI's consolidated financial statements for the year ended December 31, 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    AND FINANCIAL DISCLOSURE.

MAHI has not changed its independent accountants since its formation and the Company has had no disagreements with  its independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008. Based on this evaluation, our officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year.   Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names of the sole director and the executive officers of MAHI, all positions and offices they hold with MAHI, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Positions and Offices Held With Registrant

Alex Kam	54	Chief Executive Officer,
		President, Secretary and Director

Pan-Rong Liu	50	Chief Financial Officer

 Alex Kam. Mr. Kam is the Chief Executive Officer and the sole director of MAHI. Mr. Kam has extensive experience in international trade between the U.S.and China. He established ACE Wholesale in 1981 and has served as President of ACE Wholesale since that time. ACE Wholesale has operations in Hong Kong and China, and focuses primarily on the import and export of electronic items. Since 1981, he has also served as Executive Vice President of the ACE Group, President of Marido Industrial Corporation, and President of Leman Development Corporation. Additionally, Mr. Kam also founded United National Bank in Monterey Park in 1986 and served as a director of the bank until the bank was sold in 1992. Mr. Kam has a Masters of Science degree from the University of California at Los Angeles.

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

Audit Committee and Financial Expert

MAHI does not have an Audit Committee. Mr. Kam, the sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. MAHI does not currently have a written audit committee charter or similar document.

MAHI has no audit committee financial expert. MAHI believes the cost related to retaining an audit committee financial expert at this time is prohibitive. Further, because MAHI has no business operations, management believes the services of an audit committee financial expert are not warranted.

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

Nominating Committee

MAHI does not have a Nominating Committee or Nominating Committee Charter. Alex Kam, MAHI's sole director  performs some of the functions associated with a Nominating Committee. MAHI has elected not to have a Nominating Committee in that it is a development stage company with limited operations and resources.

ITEM 11.  EXECUTIVE COMPENSATION

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

Employment Agreements

MAHI has not entered into any employment agreements with executive officers or other employees to date.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth each person known by MAHI to be the beneficial owner of five percent or more of the common stock of MAHI and the sole director and two officers of MAHI. Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class

Alex Kam 1641 W. Main St., #408, Alhambra, CA 91801	237,500		47.5%

Pan-Rong Liu 13728 Proctor Avenue, #G, La Puente, CA 91746	118,750		23.75%

Seung Chi Tang 311 Altern St, Arcadia, CA 91006	118,750		23.75%

Acer Limited 344 East 50th Street New York, NY 10022	25,000		5%

Cesar Villavicencio(1) 344 East 50th Street New York, NY 10022	25,000	(1)	5	%(1)

(1)	Includes 25,000 shares owned by Acer Limited, a British Virgin Islands corporation which is owned and controlled by Mr. Villavicencio.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MAHI has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2008 and 2007.

The following table sets forth the aggregate fees billed to MAHI for the fiscal years ended December 31, 2008 and December 31, 2007 by Studer:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2008	December 31, 2007
Audit fees	$6,500	$5,250
Audit-related fees	—	—
Tax fees	—	—
Al other fees	—	—

Audit fees consist of fees for services billed by Studer related to the audits of MAHI’s annual financial statements and the review of financial statements included in MAHI’s quarterly reports on SEC Form 10-Q. Audit-related fees consist primarily of fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of MAHI's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A. Tax fees consist of fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

MAHI has not established an audit committee.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation (1)

3.2	By-Laws (2)

10.1	Stock Purchase Agreement, dated July 8, 2005, among Madison Ave. Holdings, Inc., Acer Limited and Alex Kam. (3)

10.2	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Pan-Rong Liu.(4)

10.3	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Seung Chi Tang. (5)

31.1	Certification of Alex Kam pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Pan-Rong Liu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-SB filed by the Company with the Securities and Exchange Commission (the “Commission”) on March 29, 2004 (the” Form 10-B”).

(2)	Incorporated by reference to Exhibit 3.2 to the Form 10-SB.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2005.

(4)	Incorporated by reference to Exhibit 10.1 to the Statement on Schedule 13D, filed by Pan-Rong Liu with the Commission on July 7, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Statement on Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.

MAHI's consolidated financial statements for the year ended December 31, 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

By:
Date: March 31, 2009		/s/ Alex Kam
Alex Kam
Chief Executive Officer and
President(principal executive officer)

Date: March 31, 2009
/s/ Pan-Rong Liu
Pan-Rong Liu
Chief Financial Officer (principal
financial officer and principal accounting
officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	/s/ Alex Kam
Alex Kam
Sole Director

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the years ended December 31, 2008 and 2007 and for the period February 27, 2004 (date of inception) to December 31, 2008	F-4

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007 and for the period February 27, 2004 (date of inception) to December 31, 2008	F-5

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period February 27, 2004 (date of inception) to December 31, 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company), a development stage company, as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period February 27, 2004 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc., a development stage company, as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period February 27, 2004 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 25, 2009

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,455	$2,080

Total current liabilities	1,455	2,080

Other liabilities	-	-

Total liabilities	1,455	2,080

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares
authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	64,458	47,094
Deficit accumulated during the development stage	(66,413)	(49,674)

Total stockholders' equity (deficiency)	(1,455)	(2,080)

Total liabilities and stockholders' equity (deficiency)	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations

			Cumulative
			During the
			Development
			Stage
			(February 27,
	Year ended	Year ended	2004 to
	December 31, 2008	December 31, 2007	December 31, 2008)

Revenues	$-	$-	$-

Expenses:
General and administrative	16,739	20,306	66,413

Total expenses	16,739	20,306	66,413

Net loss	$(16,739)	$(20,306)	$(66,413)

Net loss per share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficiency)

Sale of common stock to a corporation controlled by the president and director of the Company in March 2004	500,000	$500	$-	$-	$500

Company expenses paid by sole stockholder in March 2004	-	-	3,951	-	3,951

Capital contribution from sole stockholder in May 2004	-	-	2,000	-	2,000

Net loss for the period February 27, 2004 to December 31, 2004	-	-	-	(7,297)	(7,297)
					-
Balances, December 31, 2004	500,000	500	5,951	(7,297)	(846)

Capital contributions from stockholders in February, April, July and September 2005	-	-	8,000	-	8,000

Company expenses paid by majority stockholder in October 2005	-	-	319	-	319

Net loss for the year ended December 31, 2005	-	-	-	(12,450)	(12,450)

Balances, December 31, 2005	500,000	500	14,270	(19,747)	(4,977)

Company expenses paid by stockholders during 2006	-	-	11,782	-	11,782

Net loss for the year ended December 31, 2006	-	-	-	(9,621)	(9,621)

Balances, December 31, 2006	500,000	500	26,052	(29,368)	(2,816)

Company expenses paid by stockholders during 2007	-	-	21,042	-	21,042

Net loss for the year ended December 31, 2007	-	-	-	(20,306)	(20,306)

Balances, December 31, 2007	500,000	500	47,094	(49,674)	(2,080)

Company expenses paid by stockholders during 2008	-	-	17,364	-	17,364

Net loss for the year ended December 31, 2008	-	-	-	(16,739)	(16,739)

Balances, December 31, 2008	500,000	$500	$64,458	$(66,413)	$(1,455)

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
			(February 27,
	Year ended	Year ended	2004 to
	December 31, 2008	December 31, 2007	December 31, 2008)
Cash flows from operating activities:
Net loss	$(16,739)	$(20,306)	$(66,413)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(625)	(736)	1,455

Net cash used in operating activities	(17,364)	(21,042)	(64,958)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	17,364	21,042	64,458

Net cash provided by financing activities	17,364	21,042	64,958

Net increase in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period February 27, 2004 (Inception) to December 31, 2008

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

At December 31, 2008, the Company had negative working capital and a stockholders’ deficiency of $1,455.  For the period February 27, 2004 (inception) to December 31, 2008, the Company incurred a net loss of $66,413.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair value of financial instruments – The Company’s financial instruments consist of accounts payable and accrued expenses, which approximate fair value because of their short maturity.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period February 27, 2004 (Inception) to December 31, 2008

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

NOTE 3 – STOCKHOLDERS’ EQUITY

In March 2004, the Company sold 500,000 shares of its common stock at a price of $.001 per share, or $500 total, to a corporation (the “First Stockholder”) controlled by the then president and director of the Company.  From March 2004 to September 2005, the First Stockholder made additional capital contributions to the Company of $13,951.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them.  From September 2006 to December 2008, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $42,763.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2008 and 2007 and
For the Period February 27, 2004 (Inception) to December 31, 2008

NOTE 4 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At December 31, 2008, deferred tax assets consist of:

Net operating loss carryforward	$22,580
Less valuation allowance	(22,580)

Net	$-

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $22,580 attributable to the future utilization of the $66,413 net operating loss carryforward as of December 31, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2024, 2025, 2026, 2027 and 2028 in the amounts of $7,297, $12,450, $9,621, $20,306 and $16,739, respectively.

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