Form 10-Q
period 2009-03-31
MADISON AVE HOLDINGS INC
filed 2009-05-11
CIK 1284196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(626)-5764333

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of May 8, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period February 27, 2004 (date of inception) to March 31, 2009 (Unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period February 27, 2004 (date of inception) to March 31, 2009 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$2,694	$1,455

Total current liabilities	2,694	1,455

Other liabilities	-	-

Total liabilities	2,694	1,455

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	68,408	64,458
Deficit accumulated during the development stage	(71,602)	(66,413)

Total stockholders' equity (deficiency)	(2,694)	(1,455)

Total liabilities and stockholders' equity (deficiency)	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(February 27,
	Ended	Ended	2004 to
	March 31, 2009	March 31, 2008	March 31, 2009)

Revenues	$-	$-	$-

Expenses:
General and administrative	5,189	9,534	71,602

Total expenses	5,189	9,534	71,602

Net loss	$(5,189)	$(9,534)	$(71,602)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(February 27,
	Ended	Ended	2004 to
	March 31, 2009	March 31, 2008	March 31, 2009)

Cash flows from operating activities:
Net loss	$(5,189)	$(9,534)	$(71,602)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,239	6,159	2,694

Net cash used in operating activities	(3,950)	(3,375)	(68,908)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	3,950	3,375	68,408

Net cash provided by financing activities	3,950	3,375	68,908

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and 2008
and for the Period February 27, 2004 (Inception) to March 31, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

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

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and 2008
and for the Period February 27, 2004 (Inception) to March 31, 2009
(Unaudited)

At March 31, 2009, the Company had negative working capital and a stockholders’ deficiency of $2,694.  For the period February 27, 2004 (inception) to March 31, 2009, the Company incurred a net loss of $71,602.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them.  From September 2006 to March 2009, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $46,713.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and 2008
and for the Period February 27, 2004 (Inception) to March 31, 2009
(Unaudited)

NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2009, deferred tax assets consist of:

Net operating loss carryforward	$24,345
Less valuation allowance	(24,345)
Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,345 attributable to the future utilization of the $71,602 net operating loss carryforward as of March 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028 and 2029 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739 and $5,189, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

(a)           Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

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

(b)      Changes in Internal Control over Financial Reporting

      During the three months ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: May 11, 2009	Alex Kam
(Name)

/s/ Alex Kam
(Signature)
Chief Executive Officer