Form 10-Q
period 2009-09-30
MADISON AVE HOLDINGS INC
filed 2009-11-16
CIK 1284196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of November 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2009 (Unaudited)
and December 31, 2008	F-2

Statements of Operations for the three and nine months
ended September 30, 2009 and 2008 and for the period
February 27, 2004 (date of inception) to September 30, 2009
(Unaudited)	F-3

Statements of Cash Flows for the nine months ended
September 30, 2009 and 2008 and for the period
February 27, 2004 (date of inception) to September 30, 2009
(Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	2,668	-

Total current assets	2,668	-

Other assets	-	-

Total assets	$2,668	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,455	$1,455

Total current liabilities	1,455	1,455

Other liabilities	-	-

Total liabilities	1,455	1,455

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares
authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	79,063	64,458
Deficit accumulated during the development stage	(78,350)	(66,413)

Total stockholders' equity (deficiency)	1,213	(1,455)

Total liabilities and stockholders' equity (deficiency)	$2,668	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Nine Months	Nine Months	(February 27,
	Ended	Ended	Ended	Ended	2004 to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	3,413	2,364	11,937	14,337	78,350

Total expenses	3,413	2,364	11,937	14,337	78,350

Net loss	$(3,413)	$(2,364)	$(11,937)	$(14,337)	$(78,350)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Nine Months	Nine Months	(February 27,
	Ended	Ended	2004 to
	September 30, 2009	September 30, 2008	September 30, 2009)

Cash flows from operating activities:
Net loss	$(11,937)	$(14,337)	$(78,350)
Changes in operating assets and liabilities:
Prepaid expenses	(2,668)	-	(2,668)
Accounts payable and accrued expenses	-	(1,625)	1,455

Net cash used in operating activities	(14,605)	(15,962)	(79,563)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	14,605	15,962	79,063

Net cash provided by financing activities	14,605	15,962	79,563

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
and for the Period February 27, 2004 (Inception) to September 30, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 and for the period February 27, 2004 (inception) to September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008 and for the period February 27, 2004 (inception) to September 30, 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

NOTE 2 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004.  The Company has no products or services; the Company is seeking a business to merge with or acquire.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
and for the Period February 27, 2004 (Inception) to September 30, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The Company has been presented as a “development stage enterprise” in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

At September 30, 2009, the Company had no cash and stockholders’ equity of $1,213.   For the period February 27, 2004 (inception) to September 30, 2009, the Company incurred a net loss of $78,350.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them.  From September 2006 to September 2009, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $57,368
.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
and for the Period February 27, 2004 (Inception) to September 30, 2009
(Unaudited)

NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At September 30, 2009, deferred tax assets consist of:

Net operating loss carryforward	$26,639
Less valuation allowance	(26,639)
Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $26,639 attributable to the future utilization of the $78,350 net operating loss carryforward as of September 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028 and 2029 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739 and $11,937, respectively.

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

(b)      Changes in Internal Control over Financial Reporting

      During the nine months ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: November 16, 2009	Alex Kam
(Name)

/s/ Alex Kam
(Signature)
Chief Executive Officer