Form 10-K
period 2009-12-31
MADISON AVE HOLDINGS INC
filed 2010-03-31
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of March 30, 2010.

Documents incorporated by reference: None

Madison Avenue Holdings, Inc.

Form 10-K
Fiscal Year Ended December 31, 2009

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   MARKET PRICE. There is no trading market for MAHI's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

(b)   HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with exemptions from registration under Section 4(2) of the Securities Act of 1933. As of March 26, 2010, there were 500,000 shares of common stock outstanding. The par value per share is $.001. As of Mach 25, 2010, there are four holders of the common stock issued and outstanding.

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

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA.

MAHI's consolidated financial statements for the years ended December 31, 2009 and 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

MAHI has not changed its independent accountants since its formation and the Company has had no disagreements with  its independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009. Based on this evaluation, our officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year.   Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names of the sole director and the executive officers of MAHI, all positions and offices they hold with MAHI, the period during which they have served as such, and their business experience during at least the last five years.

		Positions and Offices Held
Name	Age	With Registrant

Alex Kam	55	Chief Executive Officer,
		President, Secretary and Director

Pan-Rong Liu	51	Chief Financial Officer

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
311 Altern St, Arcadia, CA 91006

Acer Limited
344 East 50th Street
New York, NY 10022	25,000		5%

Cesar Villavicencio(1)
344 East 50th Street
New York, NY 10022	25,000	(1)	5	%(1)

(1)	Includes 25,000 shares owned by Acer Limited, a British Virgin Islands corporation which is owned and controlled by Mr. Villavicencio.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MAHI has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2009 and 2008.

The following table sets forth the aggregate fees billed to MAHI for the fiscal years ended December 31, 2009 and December 31, 2008 by Studer:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Audit fees	$6,500	$6,500
Audit-related fees	—	—
Tax fees	—	—
other fees	—	—

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our board pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, ours sole director does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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

(3)  Incorporated by reference to Exhibit 10.1 to the Registrant's Current  Report on Form 8-K, filed with the Commission on August 25, 2005.

(4)   Incorporated by reference to  Exhibit 10.1 to the Statement on Schedule 13D, filed by Pan-Rong Liu with the Commission on July 7, 2006.

(5)   Incorporated by reference to Exhibit 10.2 to the Statement on Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.

MAHI 's consolidated financial statements for the years ended December 31, 2009 and 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

By:
Date: March 30, 2010		/s/	Alex Kam
Alex Kam
Chief Executive Officer and
President(principal executive officer)

Date: March 30, 2010
/s/ Pan-Rong Liu
Pan-Rong Liu
Chief Financial Officer (principal
financial officer and principal accounting
officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,
this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	/s/ Alex Kam
Alex Kam
Sole Director

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2009 and 2008	F-3

Statements of Operations for the years ended
December 31, 2009 and 2008 and for the period
February 27, 2004 (date of inception) to
December 31, 2009	F-4

Statements of Changes in Stockholders’ Equity for
the years ended December 31, 2009 and 2008 and
for the period February 27, 2004 (date of inception)
to December 31, 2009	F-5

Statements of Cash Flows for the years ended
December 31, 2009 and 2008 and for the period
February 27, 2004 (date of inception) to
December 31, 2009	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company), a development stage company, as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 and for the period February 27, 2004 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc., a development stage company, as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period February 27, 2004 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 30, 2010

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	1,667	-

Total current assets	1,667	-

Other assets	-	-

Total assets	$1,667	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,455	$1,455

Total current liabilities	1,455	1,455

Other liabilities	-	-

Total liabilities	1,455	1,455

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	81,450	64,458
Deficit accumulated during the development stage	(81,738)	(66,413)

Total stockholders' equity (deficiency)	212	(1,455)

Total liabilities and stockholders' equity (deficiency)	$1,667	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations

	Year ended	Year ended	Cumulative during the Development Stage (February 27, 2009 to
	December 31, 2009	December 31, 2008	December 31, 2009)

Revenues	$-	$-	$-

Expenses:
General and administrative	15,325	16,739	81,738

Total expenses	15,325	16,739	81,738

Net loss	$(15,325)	$(16,739)	(81,738)

Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficiency)

Sale of common stock to a corporation controlled by the president and director of the Company in March 2004	500,000	$500	$-	$-	$500

Company expenses paid by sole stockholder in March 2004	-	-	3,951	-	3,951

Capital contribution from sole stockholder in May 2004	-	-	2,000	-	2,000

Net loss for the period February 27, 2004 to December 31, 2004	-	-	-	(7,297)	(7,297)
					-
Balances, December 31, 2004	500,000	500	5,951	(7,297)	(846)

Capital contributions from stockholders in February, April, July and September 2005	-	-	8,000	-	8,000

Company expenses paid by majority stockholder in October 2005	-	-	319	-	319

Net loss for the year ended December 31, 2005	-	-	-	(12,450)	(12,450)

Balances, December 31, 2005	500,000	500	14,270	(19,747)	(4,977)

Company expenses paid by stockholders during 2006	-	-	11,782	-	11,782

Net loss for the year ended December 31, 2006	-	-	-	(9,621)	(9,621)

Balances, December 31, 2006	500,000	500	26,052	(29,368)	(2,816)

Company expenses paid by stockholders during 2007	-	-	21,042	-	21,042

Net loss for the year ended December 31, 2007	-	-	-	(20,306)	(20,306)

Balances, December 31, 2007	500,000	500	47,094	(49,674)	(2,080)

Company expenses paid by stockholders during 2008	-	-	17,364	-	17,364

Net loss for the year ended December 31, 2008	-	-	-	(16,739)	(16,739)

Balances, December 31, 2008	500,000	500	64,458	(66,413)	(1,455)

Company expenses paid by stockholders during 2009	-	-	16,992	-	16,992

Net loss for the year ended December 31, 2009	-	-	-	(15,325)	(15,325)

Balances, December 31, 2009	500,000	$500	$81,450	$(81,738)	$212

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows

	Year ended	Year ended	Cumulative during the Development Stage (February 27, 2009 to
	December 31, 2009	December 31, 2008	December 31, 2009)
Cash flows from operating activities:
Net loss	$(15,325)	$(16,739)	$(81,738)
Changes in operating assets and liabilities:
Prepaid expenses	(1,667)	-	(1,667)
Accounts payable and accrued expenses	-	(625)	1,445

Net cash used in operating activities	(16,992)	(17,364)	(81,950)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	16,992	17,364	81,450

Net cash provided by financing activities	16,992	17,364	81,950

Net increase in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
For the Period February 27, 2004 (Inception) to December 31, 2009

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

At December 31, 2009, the Company had no cash and stockholders’ equity of $212.  For the period February 27, 2004 (inception) to December 31, 2009, the Company incurred a net loss of $81,738.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
For the Period February 27, 2004 (Inception) to December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In August 2005, the First Stockholder of the Company sold 475,000 shares of Company common stock to an unrelated third party (the “Second Stockholder”).  The Company agreed under the related Stock Purchase Agreement that, in exchange for the First Stockholder’s efforts in procuring the Second Stockholder’s services to identify merger or acquisition targets for the Company; in the event that the Company successfully completes a merger or acquisition of one or more business entities identified by the new 95% Second Stockholder (the “Business Combination”), the Company will issue such number of new shares of the common stock of the Company to the First Stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination.   From October 2005 to June 2006, the Second Stockholder made additional capital contributions to the Company of $7,744.

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them.  From September 2006 to December 2009, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $59,755.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
For the Period February 27, 2004 (Inception) to December 31, 2009

NOTE 4 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference follow:

	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative during the development stage (February 27, 2004 to December 31, 2009)

Expected tax at 34%	$(5,211)	$(5,691)	$(27,791)

Increase in valuation allowance	5,211	5,691	27,791

Income tax provision	$-	$-	$-

	December 31, 2009	December 31, 2008

Net operating loss carryforward	$27,791	$22,580

Less valuation allowance	(27,791)	(22,580)

Income tax provision	$-	$-

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008 and
For the Period February 27, 2004 (Inception) to December 31, 2009

NOTE 4 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $27,791 attributable to the future utilization of the $81,738 net operating loss carryforward as of December 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028 and 2029 in the amounts of $7,297, $12,450, $9,621, $20,306 and $16,739 and $15,325, respectively.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated the subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.