Form 10-Q
period 2010-09-30
MADISON AVE HOLDINGS INC
filed 2010-11-04
CIK 1284196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of November 03, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period February 27, 2004 (date of inception) to September 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period February 27, 2004 (date of inception) to September 30, 2010 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	3,000	1,667

Total current assets	3,000	1,667

Other assets	-	-

Total assets	$3,000	$1,667

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$455	$1,455

Total current liabilities	455	1,455

Other liabilities	-	-

Total liabilities	455	1,455

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	96,702	81,450
Deficit accumulated during the development stage	(94,657)	(81,738)

Total stockholders' equity (deficiency)	2,545	212

Total liabilities and stockholders' equity (deficiency)	$3,000	$1,667

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Nine Months	Nine Months	(February 27,
	Ended	Ended	Ended	Ended	2004 to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	3,642	3,413	12,919	11,937	94,657

Total expenses	3,642	3,413	12,919	11,937	94,657

Net loss	$(3,642)	$(3,413)	$(12,919)	$(11,937)	$(94,657)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Nine Months	Nine Months	(February 27,
	Ended	Ended	2004 to
	September 30, 2010	September 30, 2009	September 30, 2010)

Cash flows from operating activities:
Net loss	$(12,919)	$(11,937)	$(94,657)
Changes in operating assets and liabilities:
Prepaid expenses	(1,333)	(2,668)	(3,000)
Accounts payable and accrued expenses	(1,000)	-	455

Net cash used in operating activities	(15,252)	(14,605)	(97,202)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	15,252	14,605	96,702

Net cash provided by financing activities	15,252	14,605	97,202

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009
and for the Period February 27, 2004 (Inception) to September 30, 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009
and for the Period February 27, 2004 (Inception) to September 30, 2010
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 30, 2010, the Company had no cash and for the period February 27, 2004 (inception) to September 30, 2010, the Company incurred a net loss of $94,657.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them.  From September 2006 to September 2010, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $75,007.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009
and for the Period February 27, 2004 (Inception) to September 30, 2010
(Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference follow:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Cumulative during the Development Stage (February 27, 2004 to September 30, 2010)

Expected tax at 34%	$(1,238)	$(1,160)	$(4,392)	$(4,059)	$(32,183)

Increase in valuation allowance	1,238	1,160	4,392	4,059	32,183

Income tax provision	$-	$-	$-	$-	$-

	September 30, 2010	December 31, 2009

Net operating loss carryforward	$32,183	$27,791

Less valuation allowance	(32,183)	(27,791)

Income tax provision	$-	$-

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009
and for the Period February 27, 2004 (Inception) to September 30, 2010
(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $32,183 attributable to the future utilization of the $94,657 net operating loss carryforward as of September 30, 2010 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029 and 2030 in the amounts of $7,297, $12,450, $9,621, $20,306 and $16,739, $15,325 and $12,919, respectively.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: November 03, 2010	Alex Kam
(Name)

/s/ Alex Kam
(Signature)
Chief Executive Officer