Form 10-Q
period 2011-03-31
MADISON AVE HOLDINGS INC
filed 2011-05-11
CIK 1284196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [X]   No[   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of May 10, 2011.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2011 (Unaudited)
and December 31, 2010	F-2

Statements of Operations for the three months ended
March 31, 2011 and 2010 and for the period
February 27, 2004 (date of inception) to March 31, 2011
(Unaudited)	F-3

Statements of Cash Flows for the three months ended
March 31, 2011 and 2010 and for the period
February 27, 2004 (date of inception) to March 31, 2011
(Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	1,000	2,000

Total current assets	1,000	2,000

Other assets	-	-

Total assets	$1,000	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$4,203	$455

Total current liabilities	4,203	455

Other liabilities	-	-

Total liabilities	4,203	455

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	100,851	99,101
Deficit accumulated during the development stage	(104,554)	(98,056)

Total stockholders' equity (deficiency)	(3,203)	1,545

Total liabilities and stockholders' equity (deficiency)	$1,000	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(February 27,
	Ended	Ended	2004 to
	March 31, 2011	March 31, 2010	March 31, 2011)

Revenues	$-	$-	$-

Expenses:
General and administrative	6,498	6,200	104,554

Total expenses	6,498	6,200	104,554

Net loss	$(6,498)	$(6,200)	$(104,554)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(February 27,
	Ended	Ended	2004 to
	March 31, 2011	March 31, 2010	March 31, 2011)

Cash flows from operating activities:
Net loss	$(6,498)	$(6,200)	$(104,554)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	1,001	(1,000)
Accounts payable and accrued expenses	3,748	2,449	4,203

Net cash used in operating activities	(1,750)	(2,750)	(101,351)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	1,750	2,750	100,851

Net cash provided by financing activities	1,750	2,750	101,351

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period February 27, 2004 (Inception) to March 31, 2011
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our report on Form 10-K.

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

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period February 27, 2004 (Inception) to March 31, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2011, the Company had no cash and stockholders’ deficiency of $3,203.  For the period February 27, 2004 (inception) to March 31, 2011, the Company incurred a net loss of $104,554.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them.  From September 2006 to March 2011, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $79,156.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period February 27, 2004 (Inception) to March 31, 2011
(Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference follow:

	Three months ended March 31, 2011	Three months ended March 31, 2010	Cumulative during the development stage (February 27, 2004 to March 31, 2011)

Expected tax at 34%	$(2,209)	$(2,108)	$(35,548)

Increase in valuation allowance	2,209	2,108	35,548

Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	March 31, 2011	December 31, 2010

Net operating loss carryforward	$35,548	$33,339

Less valuation allowance	(35,548)	(33,339)

Income tax provision	$-	$-

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period February 27, 2004 (Inception) to March 31, 2011
(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management ’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $35,548 attributable to the future utilization of the $104,554 net operating loss carryforward as of March 31, 2011 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030 and 2031 in the amounts of $7,297, $12,450, $9,621, $20,306 and $16,739, $15,325, $16,318 and $6,498, respectively.

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

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

(b)      Changes in Internal Control over Financial Reporting

      During the three months ended March 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: May 10, 2011	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer