Form 10-Q
period 2011-06-30
MADISON AVE HOLDINGS INC
filed 2011-07-22
CIK 1284196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer		Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of July 22, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2011 (Unaudited)
and December 31, 2010	F-2

Statements of Operations for the three and six months ended
June 30, 2011 and 2010 and for the period
February 27, 2004 (date of inception) to June 30, 2011
(Unaudited)	F-3

Statements of Cash Flows for the six months ended
June 30, 2011 and 2010 and for the period
February 27, 2004 (date of inception) to June 30, 2011
(Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	June 30	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	-	2,000

Total current assets	-	2,000

Other assets	-	-

Total assets	$-	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,455	$455

Total current liabilities	1,455	455

Other liabilities	-	-

Total liabilities	1,455	455

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	106,779	99,101
Deficit accumulated during the development stage	(108,734)	(98,056)

Total stockholders' equity (deficiency)	(1,455)	1,545

Total liabilities and stockholders' equity (deficiency)	$-	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Six Months	Six Months	(February 27,
	Ended	Ended	Ended	Ended	2004 to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	4,180	3,077	10,678	9,277	108,734

Total expenses	4,180	3,077	10,678	9,277	108,734

Net loss	$(4,180)	$(3,077)	$(10,678)	$(9,277)	$(108,734)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Six Months	Six Months	(February 27,
	Ended	Ended	2004 to
	June 30, 2011	June 30, 2010	June 30, 2011)

Cash flows from operating activities:
Net loss	$(10,678)	$(9,277)	$(108,734)
Changes in operating assets and liabilities:
Prepaid expenses	2,000	1,667	-
Accounts payable and accrued expenses	1,000	(1,000)	1,455

Net cash used in operating activities	(7,678)	(8,610)	(107,279)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	7,678	8,610	106,779

Net cash provided by financing activities	7,678	8,610	107,279

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period February 27, 2004 (Inception) to June 30, 2011
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period February 27, 2004 (Inception) to June 30, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
At June 30, 2011, the Company had no cash and stockholders’ deficiency of $1,455.  For the period February 27, 2004 (inception) to June 30, 2011, the Company incurred a net loss of $108,734.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them.  From September 2006 to June 2011, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $85,084.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period February 27, 2004 (Inception) to June 30, 2011
(Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference follow:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Three months ended June 30, 2010	Cumulative during the Development Stage (February 27, 2004 to June 30, 2011

Expected tax at 34%	$(1,422)	$(1,046)	(3,631)	$(3,154)	$(36,970)

Increase in valuation allowance	1,422	1,046	3,631	3,154
					36,970

Income tax provision	$-	$-	-	$-	$-

	June 30, 2011	December 31, 2010
Net operating loss carryforward	$36,970	$33,339

Less valuation allowance	(36,970)	(33,339)

Income tax provision	$-	$-

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period February 27, 2004 (Inception) to June 30, 2011
(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $36,970 attributable to the future utilization of the $108,734 net operating loss carryforward as of June 30, 2011 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030 and 2031 in the amounts of $7,297, $12,450, $9,621, $20,306 and $16,739, $15,325, $16,318 and $10,678, respectively.

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

Search Business Opportunities.

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

(b)      Changes in Internal Control over Financial Reporting

      During the six months ended June 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: July 22, 2011	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer