Form 10-K
period 2011-12-31
MADISON AVE HOLDINGS INC
filed 2012-03-23
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
Yes  ☐ No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of March 23, 2012.

Documents incorporated by reference: None

Madison Avenue Holdings, Inc.

Form 10-K
Fiscal Year Ended December 31, 2011

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

(b)  HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with exemptions from registration under Section 4(2) of the Securities Act of 1933. As of  March 23, 2012, there were 500,000 shares of common stock outstanding. The par value per share is $.001. As of March 23, 2012, there are four holders of the common stock issued and outstanding.

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

ITEM 8.     FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

MAHI's financial statements for the years ended December 31, 2011 and 2010, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

MAHI has not changed its independent accountants since its formation and the Company has had no disagreements with its independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. Based on this evaluation, our officers concluded that, as of December 31, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year.  Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, regarding internal control over financial reporting.

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of the sole director and the executive officers of MAHI, all positions and offices they hold with MAHI, the period during which they have served as such, and their business experience during at least the last five years.

		Positions and Offices Held
Name	Age	With Registrant
Alex Kam	57	Chief Executive Officer,
		President, Secretary and Director

Pan-Rong Liu	53	Chief Financial Officer

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

Director Qualifications

The Company’s Board of Directors believes that our director’s experience, qualifications, attributes, or skills on an individual basis lead to the conclusion that such director should serve in such capacity. Among the attributes or skills common to all of the Company’s are their ability to review critically and to evaluate, question, and discuss information provided to them, to interact effectively with the officers and employees of the Company, as well as service providers, counsel, and the Company’s independent registered public accounting firm, and to exercise effective and independent business judgment in the performance of their duties as directors.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

MAHI has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2011 and 2010.

The following table sets forth the aggregate fees billed to MAHI for the fiscal years ended December 31, 2011 and December 31, 2010 by Studer:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010

Audit fees	$6,500	$6,500
Audit-related fees	—	—
Tax fees	—	—
Al other fees	—	—

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation (1)

3.2	By-Laws (2)

10.1	Stock Purchase Agreement, dated July 8, 2005, among Madison Ave. Holdings, Inc., Acer Limited and Alex Kam. (3)

10.2	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Pan-Rong Liu.(4)

10.3	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Seung Chi Tang. (5)

31.1	Certification of Alex Kam pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Pan-Rong Liu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
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

(2) Incorporated by reference to Exhibit 3.2 to the Form 10-SB.

(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2005.

(4) Incorporated by reference to Exhibit 10.1 to the Statement on Schedule 13D, filed by Pan-Rong Liu with the Commission on July 7, 2006.

(5) Incorporated by reference to Exhibit 10.2 to the Statement on Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.

MAHI 's financial statements for the years ended December 31, 2011 and 2010, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

By:
Date: March 23, 2012		/s/ Alex Kam
Alex Kam
Chief Executive Officer and
President(principal executive officer)

Date: March 23, 2012
/s/ Pan-Rong Liu
Pan-Rong Liu
Chief Financial Officer (principal
financial officer and principal accounting
officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2012	/s/ Alex Kam
Alex Kam
Sole Director

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2011 and 2010	F-3

Statements of Operations for the years ended
December 31, 2011 and 2010 and for the period
February 27, 2004 (date of inception) to
December 31, 2011	F-4

Statements of Changes in Stockholders’ Equity for
the years ended December 31, 2011 and 2010 and
for the period February 27, 2004 (date of inception)
to December 31, 2011	F-5

Statements of Cash Flows for the years ended
December 31, 2011 and 2010 and for the period
February 27, 2004 (date of inception) to
December 31, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company), a development stage company, as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010 and for the period February 27, 2004 (date of inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc., a development stage company, as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period February 27, 2004 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 23, 2012

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	2,000	2,000

Total current assets	2,000	2,000

Other assets	-	-

Total assets	$2,000	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$455

Total current liabilities	-	455

Other liabilities	-	-

Total liabilities	-	455

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	117,759	99,101
Deficit accumulated during the development stage	(116,259)	(98,056)

Total stockholders' equity	2,000	1,545

Total liabilities and stockholders' equity	$2,000	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations

			Cumulative
			During the
			Development
			Stage
			(February 27,
	Year ended	Year ended	2004 to
	December 31, 2011	December 31, 2010	December 31, 2011)

Revenues	$-	$-	$-

Expenses:
General and administrative	18,203	16,318	116,259

Total expenses	18,203	16,318	116,259

Net loss	$(18,203)	$(16,318)	$(116,259)

Net loss per share, basic and diluted	$(0.04)	$(0.03)

Weighted average number of commonshares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

			Additional	Deficit Accumulated During the	Total Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Sale of common stock to a corporation controlled by the president and director of the Company in March 2004	500,000	$500	$-	$-	$500

Company expenses paid by sole stockholder in March 2004	-	-	3,951	-	3,951

Capital contribution from sole stockholder in May 2004	-	-	2,000	-	2,000

Net loss for the period February 27, 2004 to December 31, 2004	-	-	-	(7,297)	(7,297)

Balances, December 31, 2004	500,000	500	5,951	(7,297)	(846)

Capital contributions from stockholders in February, April, July and September 2005	-	-	8,000	-	8,000

Company expenses paid by majority stockholder in October 2005	-	-	319	-	319

Net loss for the year ended December 31, 2005	-	-	-	(12,450)	(12,450)

Balances, December 31, 2005	500,000	500	14,270	(19,747)	(4,977)

Company expenses paid by stockholders during 2006	-	-	11,782	-	11,782

Net loss for the year ended December 31, 2006	-	-	-	(9,621)	(9,621)

Balances, December 31, 2006	500,000	500	26,052	(29,368)	(2,816)

Company expenses paid by stockholders during 2007	-	-	21,042	-	21,042

Net loss for the year ended December 31, 2007	-	-	-	(20,306)	(20,306)

Balances, December 31, 2007	500,000	500	47,094	(49,674)	(2,080)

Company expenses paid by stockholders during 2008	-	-	17,364	-	17,364

Net loss for the year ended December 31, 2008	-	-	-	(16,739)	(16,739)

Balances, December 31, 2008	500,000	500	64,458	(66,413)	(1,455)

Company expenses paid by stockholders during 2009	-	-	16,992	-	16,992

Net loss for the year ended December 31, 2009	-	-	-	(15,325)	(15,325)

Balances, December 31, 2009	500,000	500	81,450	(81,738)	212

Company expenses paid by stockholders during 2010	-	-	17,651	-	17,651

Net loss for the year ended December 31, 2010	-	-	-	(16,318)	(16,318)

Balances, December 31, 2010	500,000	500	99,101	(98,056)	1,545

Company expenses paid by stockholders during 2011	-	-	18,658	-	18,658

Net loss for the year ended December 31, 2011	-	-	-	(18,203)	(18,203)

Balances, December 31, 2011	500,000	$500	$117,759	$(116,259)	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
			(February 27,
	Year ended	Year ended	2004 to
	December 31, 2011	December 31, 2010	December 31, 2011)
Cash flows from operating activities:
Net loss	$(18,203)	$(16,318)	$(116,259)
Changes in operating assets and liabilities:
Prepaid expenses	-	(333)	(2,000)
Accounts payable and accrued expenses	(455)	(1,000)	-

Net cash used in operating activities	(18,658)	(17,651)	(118,259)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	18,658	17,651	117,759

Net cash provided by financing activities	18,658	17,651	118,259

Net increase in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010 and
For the Period February 27, 2004 (Inception) to December 31, 2011

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

At December 31, 2011, the Company had no cash and for the period February 27, 2004 (inception) to December 31, 2011, the Company incurred a net loss of $116,259.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010 and
For the Period February 27, 2004 (Inception) to December 31, 2011

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

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010 and
For the Period February 27, 2004 (Inception) to December 31, 2011

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them.  From September 2006 to December 2011, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $96,064.

NOTE 4 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference are as follows:

	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative during the development stage (February 27, 2004 to December 31, 2011)
Expected tax at 34%	$(6,189)	$(5,548)	$(39,528)

Increase in valuation allowance	6,189	5,548	39,528

Income tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2011	December 31, 2010
Net operating loss carryforward	$39,528	$33,339

Less valuation allowance	(39,528)	(33,339)

Income tax provision	$-	$-

MADISON AVENUE HOLDINGS INC.
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2011 and 2010 and
For the Period February 27, 2004 (Inception) to December 31, 2011

NOTE 4 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $39,528 attributable to the future utilization of the $116,259 net operating loss carryforward as of December 31, 2011 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029,   2030 and 2031 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318 and 18,203 respectively.

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