Form 10-Q
period 2013-06-30
MADISON AVE HOLDINGS INC
filed 2013-08-12
CIK 1284196

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............

Commission File Number  000-50655

Madison Avenue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: there were 500,000 shares outstanding as of August 12, 2013.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	F-2

Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period February 27, 2004 (date of inception) to June 30, 2013 (Unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period February 27, 2004 (date of inception) to June 30, 2013 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Balance Sheets

	June 30 2013	December 31, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	-	2,000

Total current assets	-	2,000

Other assets	-	-

Total assets	$-	$2,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,075	$2,180

Total current liabilities	1,075	2,180

Other liabilities	-	-

Total liabilities	1,075	2,180

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	144,919	134,739
Deficit accumulated during the development stage	(146,494)	(135,419)

Total stockholders' equity (deficiency)	(1,075)	(180)

Total liabilities and stockholders' equity (deficiency)	$-	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Six Months	Six Months	(February 27,
	Ended	Ended	Ended	Ended	2004 to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	4,075	3,980	11,075	10,980	146,494

Total expenses	4,075	3,980	11,075	10,980	146,494

Net loss	$(4,075)	$(3,980)	$(11,075)	$(10,980)	$(146,494)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Six Months	Six Months	(February 27,
	Ended	Ended	2004 to
	June 30, 2013	June 30, 2012	June 30, 2013)

Cash flows from operating activities:
Net loss	$(11,075)	$(10,980)	$(146,494)
Changes in operating assets and liabilities:
Prepaid expenses	2,000	2,000	-
Accounts payable and accrued expenses	(1,105)	2,000	1,075

Net cash used in operating activities	(10,180)	(6,980)	(145,419)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	10,180	6,980	144,919

Net cash provided by financing activities	10,180	6,980	145,419

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

 MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

and for the Period February 27, 2004 (Inception) to June 30, 2013

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

and for the Period February 27, 2004 (Inception) to June 30, 2013

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2013, the Company had no cash and for the period February 27, 2004 (inception) to June 30, 2013, the Company incurred a net loss of $146,494. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to June 2013, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $123,224.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

and for the Period February 27, 2004 (Inception) to June 30, 2013

 (Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference follow:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012	Cumulative during the Development Stage (February 27, 2004 to June 30, 2013

Expected tax at 34%	$(1,386)	$(1,353)	(3,766)	$(3,733)	$(49,808)

Increase in valuation allowance	1,386	1,353	3,766	3,733	49,808

Income tax provision	$-	$-	-	$-	$-

	June 30, 2013	December 31, 2012

Net operating loss carryforward	$49,808	$46,042

Less valuation allowance	(49,808)	(46,042)

Income tax provision	$-	$-

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

and for the Period February 27, 2004 (Inception) to June 30, 2013

 (Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management “s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $49,808 attributable to the future utilization of the $146,494 net operating loss carryforward as of June 30, 2013 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032 and 2033 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160 and $11,075, respectively.

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

(b)      Changes in Internal Control over Financial Reporting

  During the six months ended June 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: August 12, 2013	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer