Form 10-Q
period 2014-06-30
MADISON AVE HOLDINGS INC
filed 2014-08-14
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............

Commission File Number  000-50655

Madison Avenue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Large accelerated filer	☐		Accelerated filer	☐

(Do not check if a smaller reporting
Non-accelerated filer	☐	company)	Smaller reporting company	☒

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: there were 500,000 shares outstanding as of August 14, 2014.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-2

Statements of Operations for the three and six months ended June 30, 2014 and 2013 and for the period February 27, 2004 (date of inception) to June 30, 2014 (Unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and for the period February 27, 2004 (date of inception) to June 30, 2014 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	-	3,000

Total current assets	-	3,000

Other assets	-	-

Total assets	$-	$3,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$-	$1,000

Total current liabilities	-	1,000

Other liabilities	-	-

Total liabilities	-	1,000

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	167,529	157,329
Deficit accumulated during the development stage	(168,029)	(155,829)

Total stockholders' equity (deficiency)	-	2,000

Total liabilities and stockholders' equity (deficiency)	$-	$3,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Six Months	Six Months	(February 27,
	Ended	Ended	Ended	Ended	2004 to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	4,575	4,075	12,200	11,075	168,029

Total expenses	4,575	4,075	12,200	11,075	168,029

Net loss	$(4,575)	$(4,075)	$(12,200)	$(11,075)	$(168,029)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Six Months	Six Months	(February 27,
	Ended	Ended	2004 to
	June 30, 2014	June 30, 2013	June 30, 2014)

Cash flows from operating activities:
Net loss	$(12,200)	$(11,075)	$(168,029)
Changes in operating assets and liabilities:
Prepaid expenses	3,000	2,000	-
Accounts payable and accrued expenses	(1,000)	(1,105)	-

Net cash used in operating activities	(10,200)	(10,180)	(168,029)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	10,200	10,180	167,529

Net cash provided by financing activities	10,200	10,180	168,029

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

and for the Period February 27, 2004 (Inception) to June 30, 2014

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

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

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

and for the Period February 27, 2004 (Inception) to June 30, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2014, the Company had no cash and for the period February 27, 2004 (inception) to June 30, 2014, the Company incurred a net loss of $168,029. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to June 2014, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $145,834.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

and for the Period February 27, 2004 (Inception) to June 30, 2014

(Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference follow:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2012	Cumulative during the Development Stage (February 27, 2004 to June 30, 2014

Expected tax at 34%	$(1,556)	$(1,386)	(4,148)	$(3,766)	$(57,130)

Increase in valuation allowance	1,556	1,386	4,148	3,766	57,130

Income tax provision	$-	$-	-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	June 30, 2014	December 31, 2013

Net operating loss carryforward	$57,130	$52,982

Less valuation allowance	(57,130)	(52,982)

Deferred income tax assets - net	$-	$-

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013

and for the Period February 27, 2004 (Inception) to June 30, 2014

(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $57,130 attributable to the future utilization of the $168,029 net operating loss carryforward as of June 30, 2014 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033 and 2034 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410 and $12,200 respectively.

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

           Depending upon, among other things, the target company’s assets and liabilities, the stockholders of MAHI will in all likelihood hold a substantially lesser percentage ownership interest in MAHI following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event MAHI acquires a target company with substantial assets.

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

Results of Operations

           Three Months ended June 30, 2014 Compared to Three Months ended June 30, 2013:

           MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $500 from $4,075 in 2013 to $4,575 in 2014 as a result of higher professional fees in 2014.

           Six months ended June 30, 2014 Compared to Six Months ended June 30, 2013:

           MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $1,125 from $11,075 in 2013 to $12,200 in 2014. The increase resulted from higher professional fees in 2014.

Liquidity and Capital Resources

           As of June 30, 2014, MAHI had no cash or any other assets and had no liabilities. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

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

(b)       Changes in Internal Control over Financial Reporting

   During the period ended June 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer