Form 10-K
period 2014-12-31
MADISON AVE HOLDINGS INC
filed 2015-03-30
CIK 1284196

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of March 30, 2015.

Documents incorporated by reference: None

Madison Avenue Holdings, Inc.

Form 10-K

Fiscal Year Ended December 31, 2014

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

(b)  HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with exemptions from registration under Section 4(2) of the Securities Act of 1933. As of March 30, 2015, there were 500,000 shares of common stock outstanding. The par value per share is $.001. As of March 30, 2015, there are four holders of the common stock issued and outstanding.

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

ITEM 8.     FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

MAHI's financial statements for the year ended December 31, 2014, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

MAHI has not changed its independent accountants since its formation and the Company has had no disagreements with its independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. Based on this evaluation, our officers concluded that, as of December 31, 2014, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year.  Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, regarding internal control over financial reporting.

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

MAHI has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2014 and 2013.

The following table sets forth the aggregate fees billed to MAHI for the fiscal years ended December 31, 2014 and December 31, 2013 by Studer:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013

Audit fees	$6,500	$6,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

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

(2) Incorporated by reference to Exhibit 3.2 to the Form 10-SB.

(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2005.

(4) Incorporated by reference to Exhibit 10.1 to the Statement on Schedule 13D, filed by Pan-Rong Liu with the Commission on July 7, 2006.

(5) Incorporated by reference to Exhibit 10.2 to the Statement on Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.

MAHI 's financial statements for the year ended December 31, 2014, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

By:
Date: March 30, 2015		/s/ Alex Kam
Alex Kam
Chief Executive Officer and
President(principal executive officer)

Date: March 30, 2015
/s/ Pan-Rong Liu
Pan-Rong Liu
Chief Financial Officer (principal
financial officer and principal accounting
officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2015	/s/ Alex Kam
Alex Kam
Sole Director

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2014 and 2013	F-3

Statements of Operations for the years ended December 31, 2014 and 2013 and for the period February 27, 2004 (date of inception) to December 31, 2014	F-4

Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended December 31, 2014 and 2013 and for the period February 27, 2004 (date of inception) to December 31, 2014	F-5

Statements of Cash Flows for the years ended December 31, 2014 and 2013 and for the period February 27, 2004 (date of inception) to December 31, 2014	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company), a development stage company, as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2014 and 2013 and for the period February 27, 2004 (date of inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc., a development stage company, as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 and for the period February 27, 2004 (date of inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

March 30th, 2015

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	2,000	3,000

Total current assets	2,000	3,000

Other assets	-	-

Total assets	$2,000	$3,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$1,000

Total current liabilities	-	1,000

Other liabilities	-	-

Total liabilities	-	1,000

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	177,864	157,329
Deficit accumulated during the development stage	(176,364)	(155,829)

Total stockholders' equity (deficiency)	2,000	2,000

Total liabilities and stockholders' equity (deficiency)	$2,000	$3,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Operations

			Cumulative
			During the
			Development
			Stage
			(February 27,
	Year ended	Year ended	2004 to
	December 31, 2014	December 31, 2013	December 31, 2014)

Revenues	$-	$-	$-

Expenses:
General and administrative	20,535	20,410	176,364

Total expenses	20,535	20,410	176,364

Net loss	$(20,535)	$(20,410)	$(176,364)

Net loss per share, basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (Deficiency)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Sale of common stock to a corporation controlled by the president and director of the Company in March 2004	500,000	$500	$-	$-	$500

Company expenses paid by sole stockholder in March 2004	-	-	3,951	-	3,951

Capital contribution from sole stockholder in May 2004	-	-	2,000	-	2,000

Net loss for the period February 27, 2004 to December 31, 2004	-	-	-	(7,297)	(7,297)
					-
Balances, December 31, 2004	500,000	500	5,951	(7,297)	(846)

Capital contributions from stockholders in February, April, July and September 2005	-	-	8,000	-	8,000

Company expenses paid by majority stockholder in October 2005	-	-	319	-	319

Net loss for the year ended December 31, 2005	-	-	-	(12,450)	(12,450)

Balances, December 31, 2005	500,000	500	14,270	(19,747)	(4,977)

Company expenses paid by stockholders during 2006	-	-	11,782	-	11,782

Net loss for the year ended December 31, 2006	-	-	-	(9,621)	(9,621)

Balances, December 31, 2006	500,000	500	26,052	(29,368)	(2,816)

Company expenses paid by stockholders during 2007	-	-	21,042	-	21,042

Net loss for the year ended December 31, 2007	-	-	-	(20,306)	(20,306)

Balances, December 31, 2007	500,000	500	47,094	(49,674)	(2,080)

Company expenses paid by stockholders during 2008	-	-	17,364	-	17,364

Net loss for the year ended December 31, 2008	-	-	-	(16,739)	(16,739)

Balances, December 31, 2008	500,000	500	64,458	(66,413)	(1,455)

Company expenses paid by stockholders during 2009	-	-	16,992	-	16,992

Net loss for the year ended December 31, 2009	-	-	-	(15,325)	(15,325)

Balances, December 31, 2009	500,000	500	81,450	(81,738)	212

Company expenses paid by stockholders during 2010	-	-	17,651	-	17,651

Net loss for the year ended December 31, 2010	-	-	-	(16,318)	(16,318)

Balances, December 31, 2010	500,000	500	99,101	(98,056)	1,545

Company expenses paid by stockholders during 2011	-	-	18,658	-	18,658

Net loss for the year ended December 31, 2011	-	-	-	(18,203)	(18,203)

Balances, December 31, 2011	500,000	500	117,759	(116,259)	2,000

Company expenses paid by stockholders during 2012	-	-	16,980	-	16,980

Net loss for the year ended December 31, 2012	-	-	-	(19,160)	(19,160)

Balances, December 31, 2012	500,000	500	134,739	(135,419)	(180)

Company expenses paid by stockholders during 2013	-	-	22,590	-	22,590

Net loss for the year ended December 31, 2013	-	-	-	(20,410)	(20,410)

Balances, December 31, 2013	500,000	$500	$157,329	$(155,829)	$2,000

Company expenses paid by stockholders during 2014	-	-	20,535	-	20,535

Net loss for the year ended December 31, 2014	-	-	-	(20,535)	(20,535)

Balances, December 31, 2014	500,000	$500	$177,864	$(176,364)	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
			(February 27,
	Year ended	Year ended	2004 to
	December 31, 2014	December 31, 2013	December 31, 2014)
Cash flows from operating activities:
Net loss	$(20,535)	$(20,410)	$(176,364)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	(1,000)	(2,000)
Accounts payable and accrued expenses	(1,000)	(1,180)	-

Net cash used in operating activities	(20,535)	(22,590)	(178,364)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	500
Capital contributions	20,535	22,590	177,864

Net cash provided by financing activities	20,535	22,590	178,364

Net increase in cash	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013 and

For the Period February 27, 2004 (Inception) to December 31, 2014

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

At December 31, 2014, the Company had no cash and for the period February 27, 2004 (inception) to December 31, 2014, the Company incurred a net loss of $176,364. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013 and

For the Period February 27, 2004 (Inception) to December 31, 2014

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

Recent Accounting Pronouncements -

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The objective of this guidance is to clarify the balance sheet presentation of an unrecognized tax benefit and to resolve the diversity in practice that had developed in the absence of any on-point GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The ASU is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods therein. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2014, the FASB and IASB jointly issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The intent of this guidance is to provide greater comparability for financial statement users by eliminating inconsistencies in current revenue recognition GAAP. Specifically, an entity should recognize revenue based on the transaction price, which is the amount of consideration the entity expects to be entitled to in exchange for transferring promised goods or services. A single principles-based, five-step revenue model must be applied to all contracts with customers. For public entities, the ASU is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013 and

For the Period February 27, 2004 (Inception) to December 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending December 31, 2015, and interim periods therein; however, early application is permitted. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the Company believes that the adoption of ASU 2014-10 will not materially affect its future financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU. The ASU is effective for all entities for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013 and

For the Period February 27, 2004 (Inception) to December 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. The ASU is effective for fiscal years beginning after December 15, 2015, as well as interim periods within those fiscal years. The ASU may be applied retrospectively to all prior periods presented in the financial statements, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s future financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

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

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013 and

For the Period February 27, 2004 (Inception) to December 31, 2014

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to December 2014, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $156,169.

NOTE 4 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference are as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Cumulative during the development stage (February 27, 2004 to December 31, 2014)

Expected tax at 34%	$(6,982)	$(6,940)	$(59,964)

Increase in valuation allowance	6,982	6,940	59,964

Income tax provision	$-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	December 31, 2014	December 31, 2013

Net operating loss carryforward	$59,964	$52,982

Less valuation allowance	(59,964)	(52,982)

Income tax provision	$-	$-

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013 and

For the Period February 27, 2004 (Inception) to December 31, 2014

NOTE 4 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $59,964 attributable to the future utilization of the $176,364 net operating loss carryforward as of December 31, 2014 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032,2033 and 2034 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410 and $20,535, respectively.

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