Form 10-Q
period 2015-09-30
MADISON AVE HOLDINGS INC
filed 2015-11-13
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............

Commission File Number  000-50655

Madison Avenue Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: there were 500,000 shares outstanding as of November 13, 2015.

MADISON AVENUE HOLDINGS INC.

Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	F-2

Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

MADISON AVENUE HOLDINGS INC.

Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	3,000	2,000

Total current assets	3,000	2,000

Other assets	-	-

Total assets	$3,000	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$5,000	$-

Total current liabilities	5,000	-

Other liabilities	-	-

Total liabilities	5,000	-

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	189,354	177,864
Accumulated deficit	(191,854)	(176,364)

Total stockholders' equity (deficiency)	(2,000)	2,000

Total liabilities and stockholders' equity (deficiency)	$3,000	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$-	$-	$-	$-

Expenses:
General and administrative	4,115	4,075	15,490	16,275

Total expenses	4,115	4,075	15,490	16,275

Net loss	$(4,115)	$(4,075)	$(15,490)	$(16,275)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(15,490)	$(16,275)
Changes in operating assets and liabilities:
Prepaid expenses	(1,000)	3,000
Accounts payable and accrued expenses	5,000	1,075

Net cash used in operating activities	(11,490)	(12,200)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Capital contributions	11,490	12,200

Net cash provided by financing activities	11,490	12,200

Net increase (decrease) in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

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

NOTE 3 –GOING CONCERN UNCERTAINTY

At September 30, 2015, the Company had no cash and for the period February 27, 2004 (inception) to September 30, 2015, the Company incurred a net loss of $191,854. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to September 2015, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $167,659.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

 (Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference are as follows:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Expected tax at 34%	$(1,399)	$(1,386)	$(5,266)	$(5,533)

Increase in valuation allowance	1,399	1,386	5,266	5,533

Income tax provision	$-	$-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	September 30, 2015	December 31, 2014

Net operating loss carryforward	$65,230	$59,964

Less valuation allowance	(65,230)	(59,964)

Deferred income tax assets - net	$-	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $65,230 attributable to the future utilization of the $191,854 net operating loss carryforward as of September 30, 2015 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034 and 2035 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535 and $15,490 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

Results of Operations

Three Months ended September 30, 2015 Compared to Three Months ended September 30, 2014:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $40 from $4,075 in the three months ended September 30, 2014 to $4,115 in three months ended September 30, 2015 as a result of increased professional fees in the three months ended September 30, 2015.

Nine Months ended September 30, 2015 Compared to Nine Months ended September 30, 2014:

MAHI’s general and administrative expenses (and net loss) decreased by $785 from $16,275 in the nine months ended September 30, 2014 to $15,490 in the nine months ended September 30, 2015 as a result of decreased professional fees in the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI

Off-Balance Sheet Arrangements

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

  Our significant accounting policies are summarized in Note 2 of our annual financial statements for the year ended December 31, 2014. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

(b)      Changes in Internal Control over Financial Reporting

  During the period ended September 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: November 13, 2015	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer