Form 10-K
period 2015-12-31
MADISON AVE HOLDINGS INC
filed 2016-03-24
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of March 24, 2016.

Documents incorporated by reference: None

Madison Avenue Holdings, Inc.

Form 10-K

Fiscal Year Ended December 31, 2015

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

(b)  HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with exemptions from registration under Section 4(2) of the Securities Act of 1933. As of March 24, 2016, there were 500,000 shares of common stock outstanding. The par value per share is $.001. As of March 24, 2016, there are four holders of the common stock issued and outstanding.

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

Results of Operations

Year ended December 31, 2015 Compared to Year ended December 31, 2014:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) decreased by $930 from $20,535 in the year ended December 31, 2014 to $19,605 in year ended December 31, 2015 as a result of decreased professional fees in the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2015, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

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

ITEM 8.     FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

MAHI's financial statements for the year ended December 31, 2015, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

MAHI has not changed its independent accountants since its formation and the Company has had no disagreements with its independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. Based on this evaluation, our officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year.  Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, regarding internal control over financial reporting.

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of the sole director and the executive officers of MAHI, all positions and offices they hold with MAHI, the period during which they have served as such, and their business experience during at least the last five years.

		Positions and Offices Held
Name	Age	With Registrant
Alex Kam	62	Chief Executive Officer,
		President, Secretary and Director

Pan-Rong Liu	59	Chief Financial Officer

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

Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership	Percentage

Alex Kam 1641 W. Main St., #408, Alhambra, CA 91801	237,500	47.5%

Pan-Rong Liu 13728 Proctor Avenue, #G, La Puente, CA 91746	118,750	23.75%

Seung Chi Tang 311 Altern St, Arcadia, CA 91006	118,750	23.75%

Acer Limited (1) 344 East 50th Street New York, NY 10022	25,000	5%

(1)	Acer Limited, a British Virgin Islands corporation, is owned and controlled by Mr. Cesar Villavicencio.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

MAHI has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2014 and 2015.

The following table sets forth the aggregate fees billed to MAHI for the fiscal years ended December 31, 2014 and December 31, 2015 by Studer:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2015

Audit fees	$6,500	$6,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

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

(2) Incorporated by reference to Exhibit 3.2 to the Form 10-SB.

(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2005.

(4) Incorporated by reference to Exhibit 10.1 to the Statement on Schedule 13D, filed by Pan-Rong Liu with the Commission on July 7, 2006.

(5) Incorporated by reference to Exhibit 10.2 to the Statement on Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.

MAHI 's financial statements for the year ended December 31, 2015, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

By:
Date: March 24, 2016		/s/ Alex Kam
Alex Kam
Chief Executive Officer and
President (principal executive officer)

Date: March 24, 2016
/s/ Pan-Rong Liu
Pan-Rong Liu
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2016	/s/ Alex Kam
Alex Kam
Sole Director

MADISON AVENUE HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

March 24, 2016

MADISON AVENUE HOLDINGS INC.

Balance Sheets

	December 31,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	2,000	2,000

Total current assets	2,000	2,000

Other assets	-	-

Total assets	$2,000	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$3,115	$-

Total current liabilities	3,115	-

Other liabilities	-	-

Total liabilities	3,115	-

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	194,354	177,864
Accumulated deficit	(195,969)	(176,364)

Total stockholders' equity (deficiency)	(1,115)	2,000

Total liabilities and stockholders' equity (deficiency)	$2,000	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2015	December 31, 2014

Revenues	$-	$-

Expenses:
General and administrative	19,605	20,535

Total expenses	19,605	20,535

Net loss	$(19,605)	$(20,535)

Net loss per share, basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Statements of Changes in Stockholders' Equity (Deficiency)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, January 1, 2014	500,000	$500	$157,329	$(155,829)	$2,000

Company expenses paid by stockholders during 2014	-	-	20,535	-	20,535

Net loss for the year ended December 31, 2014	-	-	-	(20,535)	(20,535)

Balances, December 31, 2014	500,000	$500	$177,864	$(176,364)	$2,000

Company expenses paid by stockholders during 2015	-	-	16,490	-	16,490

Net loss for the year ended December 31, 2015	-	-	-	(19,605)	(19,605)

Balances, December 31, 2015	500,000	$500	$194,354	$(195,969)	$(1,115)

MADISON AVENUE HOLDINGS INC.

Statements of Cash Flows

	Year ended	Year ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(19,605)	$(20,535)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,000
Accounts payable and accrued expenses	3,115	(1,000)

Net cash used in operating activities	(16,490)	(20,535)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Capital contributions	16,490	20,535

Net cash provided by financing activities	16,490	20,535

Net increase in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 1 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

At December 31, 2015, the Company had no cash and for the years ended December 31 2015 and 2014, the Company incurred net losses of $19,605 and $20,535, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to December 2015, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $172,659.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 4 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference are as follows:

	Year ended December 31, 2015	Year ended December 31, 2014

Expected tax at 34%	$(6,666)	$(6,982)

Increase in valuation allowance	6,666	6,982

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	December 31, 2015	December 31, 2014

Net operating loss carryforward	$66,630	$59,964

Less valuation allowance	(66,630)	(59,964)

Deferred income tax assets - net	$-	$-

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 4 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $66,630 attributable to the future utilization of the $195,969 net operating loss carryforward as of December 31, 2015 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032,2033, 2034 and 2035 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535 and $19,605, respectively.

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