Form 10-Q
period 2016-09-30
MADISON AVE HOLDINGS INC
filed 2016-11-14
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............

Commission File Number  000-50655

Madison Avenue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: there were 500,000 shares outstanding as of November 14, 2016.

MADISON AVENUE HOLDINGS INC.

Index to Financial Statements

Page
Financial Statements:

Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	F-2

Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 - F-8

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MADISON AVENUE HOLDINGS INC.

Balance Sheets

	September	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	-	2,000

Total current assets	-	2,000

Other assets	-	-

Total assets	$-	$2,000

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$1,000	$3,115

Total current liabilities	1,000	3,115

Other liabilities	-	-

Total liabilities	1,000	3,115

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	210,037	194,354
Accumulated deficit	(211,537)	(195,969)

Total stockholders' deficiency	(1,000)	(1,115)

Total liabilities and stockholders' deficiency	$-	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$-	$-	$-	$-

Expenses:
General and administrative	4,313	4,115	15,568	15,490

Total expenses	4,313	4,115	15,568	15,490

Net loss	$(4,313)	$(4,115)	$(15,568)	$(15,490)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(15,568)	$(15,490)
Changes in operating assets and liabilities:
Prepaid expenses	2,000	(1,000)
Accounts payable and accrued expenses	(2,115)	5,000

Net cash used in operating activities	(15,683)	(11,490)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Capital contributions	15,683	11,490

Net cash provided by financing activities	15,683	11,490

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of Septmeber 30, 2016 and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

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

NOTE 3 –GOING CONCERN UNCERTAINTY

At September 30, 2016, the Company had no cash and for the period February 27, 2004 (inception) to September 30, 2016, the Company incurred a net loss of $211,537. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to September 2016, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $188,342.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

 (Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference are as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Expected tax at 34%	$(1,466)	$(1,399)	$(5,293)	$(5,266)

Increase in valuation allowance	1,466	1,399	5,293	5,266

Income tax provision	$-	$-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	September 30, 2016	December 31, 2015
Net operating loss carryforward	$71,923	$66,630

Less valuation allowance	(71,923)	(66,630)

Deferred income tax assets - net	$-	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $71,923 attributable to the future utilization of the $211,537 net operating loss carryforward as of September 30, 2016 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035 and 2036 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605 and $15,568 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

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

Results of Operations

Three Months ended September 30, 2016, compared to Three Months ended September 30, 2015:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $198 from $4,115 in the three months ended September 30, 2015 to $4,313 in three months ended September 30, 2016.

Nine Months ended September 30, 2016 Compared to Nine Months ended September 30, 2015:

MAHI’s general and administrative expenses (and net loss) increased by $78 from $15,490 in the nine months ended September 30, 2015 to $15,568 in the nine months ended September 30, 2016 as a result of expenses for professional services in the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

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

(b)      Changes in Internal Control over Financial Reporting

  During the period ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer