Form 10-K
period 2016-12-31
MADISON AVE HOLDINGS INC
filed 2017-03-31
CIK 1284196

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of March 31, 2017.

Documents incorporated by reference: None

Madison Avenue Holdings, Inc.

Form 10-K

Fiscal Year Ended December 31, 2016

PART I

ITEM  1.  BUSINESS

GENERAL

Madison Avenue Holdings, Inc. ("MAHI" or the “Company”) was incorporated on February 27, 2004, under the laws of the State of Delaware with the purpose of engaging in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. MAHI has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

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

(b)  HOLDERS. The issued and outstanding shares of the common stock of MAHI were issued in accordance with exemptions from registration under Section 4(2) of the Securities Act of 1933. As of March __, 2017, there were 500,000 shares of common stock outstanding. The par value per share is $.001. As of March __, 2017, there are four holders of the common stock issued and outstanding.

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

Results of Operations

Year ended December 31, 2016 Compared to Year ended December 31, 2015:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $3,673 from $19,605 in the year ended December 31, 2015 to $23,278 in year ended December 31, 2016 as a result of increased professional fees in the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2016, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

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

ITEM 8.     FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

MAHI's financial statements for the year ended December 31, 2016, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

MAHI has not changed its independent accountants since its formation and the Company has had no disagreements with its independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. Alex Kam, our chief executive officer and Mr. Pan-Rong Liu, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. Based on this evaluation, our officers concluded that, as of December 31, 2016, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year.  Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, regarding internal control over financial reporting.

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Director Qualifications

The Company’s Board of Directors believes that our director’s experience, qualifications, attributes, or skills on an individual basis lead to the conclusion that such director should serve in such capacity. Among the attributes or skills common to all of the Company’s directors, are their ability to review critically and to evaluate, question, and discuss information provided to them, to interact effectively with the officers and employees of the Company, as well as service providers, counsel, and the Company’s independent registered public accounting firm, and to exercise effective and independent business judgment in the performance of their duties as directors.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

MAHI has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2015 and 2016.

The following table sets forth the aggregate fees billed to MAHI for the fiscal years ended December 31, 2015 and December 31, 2016 by Studer:

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2016

Audit fees	$6,500	$6,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

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

(2) Incorporated by reference to Exhibit 3.2 to the Form 10-SB.

(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2005.

(4) Incorporated by reference to Exhibit 10.1 to the Statement on Schedule 13D, filed by Pan-Rong Liu with the Commission on July 7, 2006.

(5) Incorporated by reference to Exhibit 10.2 to the Statement on Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.

MAHI 's financial statements for the year ended December 31, 2016, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

By:
Date: March 31, 2017		/s/ Alex Kam
Alex Kam
Chief Executive Officer and
President(principal executive officer)

Date: March 31, 2017
/s/ Pan-Rong Liu
Pan-Rong Liu
Chief Financial Officer (principal
financial officer and principal accounting
officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2017	/s/ Alex Kam
Alex Kam
Sole Director

MADISON AVENUE HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Madison Avenue Holdings Inc.

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the Company) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

March 31, 2017

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	December 31,	December 31,
	2016	2015

Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	2,000	2,000

Total current assets	2,000	2,000

Other assets	-	-

Total assets	$2,000	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$3,115

Total current liabilities	-	3,115

Other liabilities	-	-

Total liabilities	-	3,115

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	220,747	194,354
Accumulated deficit	(219,247)	(195,969)

Total stockholders' equity (deficiency)	2,000	(1,115)

Total liabilities and stockholders' equity (deficiency)	$2,000	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Operations

	Year ended	Year ended
	December 31, 2016	December 31, 2015

Revenues	$-	$-

Expenses:
General and administrative	23,278	19,605

Total expenses	23,278	19,605

Net loss	$(23,278)	$(19,605)

Net loss per share, basic and diluted	$(0.05)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Changes in Stockholders' Equity (Deficiency)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2015	500,000	$500	$177,864	$(176,364)	$2,000

Company expenses paid by stockholders during 2015	-	-	16,490	-	16,490

Net loss for the year ended December 31, 2015	-	-	-	(19,605)	(19,605)

Balances, December 31, 2015	500,000	$500	$194,354	$(195,969)	$(1,115)

Company expenses paid by stockholders during 2016	-	-	26,393	-	26,393

Net loss for the year ended December 31, 2016	-	-	-	(23,278)	(23,278)

Balances, December 31, 2016	500,000	$500	$220,747	$(219,247)	$2,000

MADISON AVENUE HOLDINGS INC.
Statements of Cash Flows

	Year ended	Year ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(23,278)	$(19,605)
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(3,115)	3,115

Net cash used in operating activities	(26,393)	(16,490)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Capital contributions	26,393	16,490

Net cash provided by financing activities	26,393	16,490

Net increase in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 1 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

At December 31, 2016, the Company had no cash and for the years ended December 31 2016 and 2015, the Company incurred net losses of $23,278 and $19,605, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to December 2016, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $199,052.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 4 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference are as follows:

	Year ended December 31, 2016	Year ended December 31, 2015

Expected tax at 34%	$(7,914)	$(6,666)

Increase in valuation allowance	7,914	6,666

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	December 31, 2016	December 31, 2015

Net operating loss carryforward	$74,544	$66,630

Less valuation allowance	(74,544)	(66,630)

Deferred income tax assets - net	$-	$-

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 4 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $74,544 attributable to the future utilization of the $219,247 net operating loss carryforward as of December 31, 2016 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035 and 2036 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605 and $23,278, respectively.

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