Form 10-Q
period 2017-03-31
MADISON AVE HOLDINGS INC
filed 2017-05-11
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............

Commission File Number  000-50655

Madison Avenue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3505 Hart Ave., Suite 201, Rosemead, CA 91770

 (Address of principal executive offices) (Zip Code)

(626)-576-4333

 (Registrant's telephone number, including area code)

 (Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No[   ]

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: there were 500,000 shares outstanding as of May 11, 2017.

MADISON AVENUE HOLDINGS INC.

Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	F-2

Statements of Operations for the three months ended March 31, 2017 and 2016 (Unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	1,000	2,000

Total current assets	1,000	2,000

Other assets	-	-

Total assets	$1,000	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$3,475	$-

Total current liabilities	3,475	-

Other liabilities	-	-

Total liabilities	3,475	-

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	223,612	220,747
Accumulated deficit	(226,587)	(219,247)

Total stockholders' equity (deficiency)	(2,475)	2,000

Total liabilities and stockholders' equity (deficiency)	$1,000	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Revenues	$-	$-

Expenses:
General and administrative	7,340	7,140

Total expenses	7,340	7,140

Net loss	$(7,340)	$(7,140)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net loss	$(7,340)	$(7,140)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	1,000
Accounts payable and accrued expenses	3,475	(475)

Net cash used in operating activities	(2,865)	(6,615)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Capital contributions	2,865	6,615

Net cash provided by financing activities	2,865	6,615

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2017 and 2016

 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2016 as included in our report on Form 10-K.

NOTE 2 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 –GOING CONCERN UNCERTAINTY

At March 31, 2017, the Company had no cash and for the period January 1, 2017 to March 31, 2017, the Company incurred a net loss of $7,340. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to March 2017, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $201,917.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2017 and 2016

 (Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes. The sources of the difference are as follows:

	Three months Ended March 31, 2017	Three months Ended March 31, 2016

Expected tax at 34%	$(2,496)	$(2,427)

Increase in valuation allowance	2,496	2,427

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	March 31, 2017	December 31, 2016
Net operating loss carryforward	$77,040	$74,544

Less valuation allowance	(77,040)	(74,544)

Income tax provision	$-	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $77,040 attributable to the future utilization of the $226,587 net operating loss carryforward as of March 31, 2017 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $7,340 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

Results of Operations

Three Months ended March 31, 2017, compared to Three Months ended March 31, 2016:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $200 from $7,140 in the three months ended March 31, 2016 to $7,340 in three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

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

(b)      Changes in Internal Control over Financial Reporting

  During the period ended March 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: May 11, 2017	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer