Form 10-Q
period 2018-03-31
MADISON AVE HOLDINGS INC
filed 2018-05-11
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............

Commission File Number  000-50655

Madison Avenue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging Growth Company	☒

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: there were 500,000 shares outstanding as of May 11, 2018.

MADISON AVENUE HOLDINGS INC.

Index to Financial Statements

Page
Financial Statements:

Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017	F-2

Statements of Operations for the three months ended March 31, 2018 and 2017 (Unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Cash	$-	$-
Prepaid expenses	1,000	2,000

Total current assets	1,000	2,000

Other assets	-	-

Total assets	$1,000	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,600	$-

Total current liabilities	1,600	-

Other liabilities	-	-

Total liabilities	1,600	-

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	245,247	240,432
Accumulated deficit	(246,347)	(238,932)

Total stockholders' equity (deficiency)	(600)	2,000

Total liabilities and stockholders' equity (deficiency)	$1,000	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Revenues	$-	$-

Expenses:
General and administrative	7,415	7,340

Total expenses	7,415	7,340

Net loss	$(7,415)	$(7,340)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net loss	$(7,415)	$(7,340)
Changes in operating assets and liabilities:
Prepaid expenses	1,000	1,000
Accounts payable and accrued expenses	1,600	3,475

Net cash used in operating activities	(4,815)	(2,865)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Capital contributions	4,815	2,865

Net cash provided by financing activities	4,815	2,865

Net increase in cash	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2018 and 2017

 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2017 as included in our report on Form 10-K.

NOTE 2 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 –GOING CONCERN UNCERTAINTY

At March 31, 2018, the Company had no cash and for the period January 1, 2018 to March 31, 2018, the Company incurred a net loss of $7,415. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to March 2018, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $223,552.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2018 and 2017

 (Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. The income tax rate was 21% and 34% for the three months ended March 31, 2018 and 2017, respectively. The sources of the difference are as follows:

	Three months Ended March 31, 2018	Three months Ended March 31, 2017

Expected tax	$(1,557)	$(2,496)

Increase in valuation allowance	1,557	2,496

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	March 31, 2018	December 31, 2017
Net operating loss carryforward	$51,733	$50,176

Less valuation allowance	(51,733)	(50,176)

Income tax provision	$-	$-

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2018 and 2016

 (Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $51,733 attributable to the future utilization of the $246,347 net operating loss carryforward as of March 31, 2018 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2018. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036, 2037 and 2038 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278, $19,685 and $7,415 respectively.

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

Results of Operations

Three Months ended March 31, 2018, compared to Three Months ended March 31, 2017:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $75 from $7,340 in the three months ended March 31, 2017 to $7,415 in the three months ended March 31, 2018.

Liquidity and Capital Resources

As March 31, 2018, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

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

  Our significant accounting policies are summarized in Note 2 of our annual financial statements for the year ended December 31, 2017. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

(b)      Changes in Internal Control over Financial Reporting

  During the period ended March 31, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: May 11, 2018	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer