Form 10-Q
period 2018-06-30
MADISON AVE HOLDINGS INC
filed 2018-08-10
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ...........to...............

Commission File Number  000-50655

Madison Avenue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: there were 500,000 shares outstanding as of August 10, 2018.

MADISON AVENUE HOLDINGS INC.

Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	F-2

Statements of Operations for the three and six months ended June 30, 2018 and 2017 (Unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-8

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Cash	$-	$-
Prepaid expenses	-	2,000

Total current assets	-	2,000

Other assets	-	-

Total assets	$-	$2,000

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$-

Total current liabilities	-	-

Other liabilities	-	-

Total liabilities	-	-

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	250,160	240,432
Accumulated deficit	(250,660)	(238,932)

Total stockholders' equity	-	2,000

Total liabilities and stockholders' equity	$-	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$-	$-	$-	$-

Expenses:
General and administrative	4,313	4,115	11,728	11,455

Total expenses	4,313	4,115	11,728	11,455

Net loss	$(4,313)	$(4,115)	$(11,728)	$(11,455)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(11,728)	$(11,455)
Changes in operating assets and liabilities:
Prepaid expenses	2,000	2,000
Accounts payable and accrued expenses	-	1,115

Net cash used in operating activities	(9,728)	(8,340)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Capital contributions	9,728	8,340

Net cash provided by financing activities	9,728	8,340

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

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

NOTE 3 –GOING CONCERN UNCERTAINTY

At June 31, 2018, the Company had no cash and for the period January 1, 2018 to June 30, 2018, the Company incurred a net loss of $11,728. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to June 2018, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $228,465.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

 (Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. The income tax rate was 21% for the three and six months ended June 30, 2018 and 34% for the three and six months ended June 30, 2017. The sources of the difference are as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Expected tax	$(906)	$(1,399)	$(2,463)	$(3,895)

Increase in valuation allowance	906	1,399	2,463	3,895

Income tax provision	$-	$-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	June 30, 2018	December 31, 2017

Net operating loss carryforward	$52,639	$50,176

Less valuation allowance	(52,639)	(50,176)

Deferred income tax assets - net	$-	$-

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $52,639 attributable to the future utilization of the $250,660 net operating loss carryforward as of June 30, 2018 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2018. The Company will continue to review this valuation allowance and make adjustments as appropriate. $238,932 of the $250,660 net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $19,685, respectively. The remaining $11,728 (the pretax loss for the six months ended June 30, 2018) of $250,660 net operating loss carryforward does not expire and can be carried forward indefinitely to offset future taxable income.

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

Results of Operations

Three Months ended June 30, 2018, compared to Three Months ended June 30, 2017:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased $198 from $4,115 in the three months ended June 30, 2017 to $4,313 in the three months ended June 30, 2018.

Six Months ended June 30, 2018, compared to Six Months ended June 30, 2017:

MAHI’s general and administrative expenses (and net loss) increased by $273 from $11,455 in the six months ended June 30, 2017 to $11,728 in six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

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

(b)      Changes in Internal Control over Financial Reporting

During the period ended June 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MADISON AVENUE HOLDINGS, INC.
(Registrant)

Date: August 10, 2018	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer