Form 10-K
period 2018-12-31
MADISON AVE HOLDINGS INC
filed 2019-04-15
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50655

MADISON AVE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0823997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3505 Hart Avenue, Suite 201 Rosemead, California	91770
(Address of principal executive offices)	(Zip Code)

(626)-576-4333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes   ☐   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A – there is no market for the Issuer’s common equity.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of April 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.  BUSINESS.

Company History

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

On July 8, 2005, Acer Limited ("Acer"), a British Virgin Islands Company owned and controlled by Mr. Cesar Villavicencio which was then the  sole stockholder of MAHI, sold 475,000 shares of MAHI common stock to Mr. Alex Kam for a cash purchase price of $120,000. Such shares constituted 95% of the outstanding capital stock of MAHI. In connection with the sale, MAHI agreed that, in the event that MAHI successfully completes a merger with or acquisition of one or more business entities identified by Mr. Kam (a "Business Combination"), it will issue to Acer such number of shares of its common stock as shall, together with the 25,000 shares currently owned by Acer, constitute 5% of the total issued and outstanding shares of MAHI common stock immediately following consummation of the Business Combination. Also in connection with the sale, Mr. Cesar Villavicencio resigned as sole director and Chief Executive Officer of MAHI and Mr. Kam was elected to both of those positions, making Mr. Kam MAHI's sole director and sole executive officer.

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

Competition

The competition for merger and acquisition candidates is high, and we have limited financial and personnel resources with which to compete. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities. Based on current M&A trends, we believe a high degree of competition in this industry will continue for the foreseeable future.

However, we believe that we can distinguish the Company from our competition through the expertise and industry experience of our executive officers.

Employees

As of December 31, 2018, we currently have two full-time employees, Alex Kam our Chief Executive Officer and Pan-Rong Liu our Chief Financial Officer. Additionally, we are planning to hire other employees and contractors on an as needed basis. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

We have undertaken preliminary investigations concerning candidates for the above positions and do not currently anticipate difficulty in filling such positions with qualified persons; however we cannot assure you that we will in fact be able to hire qualified persons for such positions when needed. Additional positions to be filled may be identified from time to time by the Company. We expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business.  Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Available Information

Madison Ave Holdings, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-50655.  Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States.  Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330.  The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A.  RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

The Company’s corporate office is located at 3505 Hart Avenue, Suite 201, Rosemead, California 91770, telephone number, (626)-576-4333. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3.   LEGAL PROCEEDINGS.

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public market for our common stock, and a public market may never develop. No market maker has agreed to file an application with FINRA. There can be no assurance as to whether such a market maker will agree to file an application or the market maker ’s application will be accepted by FINRA nor can we estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTCQB and/or OTCBB, we will then try, through a broker- dealer and its ’ clearing firm, to become eligible with the DTC to permit our shares to be traded electronically. If an issuer is not “DTC- eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB and OTCBB), means that shares of an issuer will not be able to be traded (technically the shares can be traded manually between accounts, but this may take days and is not a realistic option for issuers relying on broker-dealers for stock transactions - like all the companies on the OTCQB and OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is however a necessity to efficiently process trades on the OTCQB or OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it may take.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.  We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On March 15, 2004, the Company issued a total of 500,000 founders shares of common  stock to Acer Limited, a British Virgin Islands corporation, owned and controlled by Mr. Cesar Villavicencio, the Company’s former Chief Executive Officer, President, Chief Financial Officer, Secretary and Director in exchange for services provided and a total of $4,005 in cash.

On July 8, 2005, Acer Limited ("Acer"), a British Virgin Islands Company owned and controlled by Mr. Cesar Villavicencio which was then the  sole stockholder of MAHI, sold 475,000 shares of MAHI common stock to Mr. Alex Kam for a cash purchase price of $120,000. Such shares constituted 95% of the outstanding capital stock of MAHI. In connection with the sale, MAHI agreed that, in the event that MAHI successfully completes a merger with or acquisition of one or more business entities identified by Mr. Kam (a "Business Combination"), it will issue to Acer such number of shares of its common stock as shall, together with the 25,000 shares currently owned by Acer, constitute 5% of the total issued and outstanding shares of MAHI common stock immediately following consummation of the Business Combination. Also in connection with the sale, Mr. Cesar Villavicencio resigned as sole director and Chief Executive Officer of MAHI and Mr. Kam was elected to both of those positions, making Mr. Kam MAHI's sole director and sole executive officer.

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

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in MAHI will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

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

MAHI currently has no revenues. Expenses which comprise the costs of goods sold include mainly include legal, accounting, Edgar filing fees, Delaware registered agent fees, Delaware franchise tax fees, general tax requirements and the cost to remain SEC reporting.

Results of Operations

Years ended December 31, 2018 and 2017:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $273 from $19,685 in the year ended December 31, 2017 to $19,958 for the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2018, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2018 of $258,890 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern.  We generated a net loss for the year ended December 31, 2018 of $19,958. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business, and may cause us to substantially curtail or even cease operations.  Consequently, you could incur a loss of your entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projection of future cash flows.

Recent Accounting Pronouncements

There were various accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS
Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2018 and 2017	F-3

Statements of Operations for the years ended December 31, 2018 and 2017	F-4

Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended December 31, 2018 and 2017	F-5

Statements of Cash Flows for the years ended December 31, 2018 and 2017	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Madison Avenue Holdings Inc.

Opinion on the Financial Statements

I have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc. as of December 31, 2018 and 2017 and the results of its operations and cash flows for the years ended December 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 8, 2019

I have served as the Company’s auditor since 2005.

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	December 31,	December 31,
	2018	2017

Assets

Current assets:
Cash	$-	$-
Prepaid expenses	-	2,000

Total current assets	-	2,000

Other assets	-	-

Total assets	$-	$2,000

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,000	$-

Total current liabilities	2,000	-

Other liabilities	-	-

Total liabilities	2,000	-

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	256,390	240,432
Accumulated deficit	(258,890)	(238,932)

Total stockholders' equity (deficiency)	(2,000)	2,000

Total liabilities and stockholders' equity (deficiency)	$-	$2,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Operations

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Revenues	$-	$-

Expenses:
General and administrative	19,958	19,685

Total expenses	19,958	19,685

Net loss	$(19,958)	$(19,685)

Net loss per share, basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Changes in Stockholders' Equity (Deficiency)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2017	500,000	$500	$220,747	$(219,247)	$2,000

Company expenses paid by stockholders during 2017	-	-	19,685	-	19,685

Net loss for the year ended December 31, 2017	-	-	-	(19,685)	(19,685)

Balances, December 31, 2017	500,000	$500	$240,432	$(238,932)	$2,000

Company expenses paid by stockholders during 2018	-	-	15,958	-	15,958

Net loss for the year ended December 31, 2018	-	-	-	(19,958)	(19,958)

Balances, December 31, 2018	500,000	$500	$256,390	$(258,890)	$(2,000)

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Cash Flows

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(19,958)	$(19,685)
Changes in operating assets and liabilities:
Prepaid expenses	2,000	-
Accounts payable and accrued expenses	2,000	-

Net cash used in operating activities	(15,958)	(19,685)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Capital contributions	15,958	19,685

Net cash provided by financing activities	15,958	19,685

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

At December 31, 2018, the Company had no cash and for the years ended December 31 2018 and 2017, the Company incurred net losses of $19,958 and $19,685, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

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

In July 2005, the First Stockholder of the Company sold 475,000 shares of Company common stock to an unrelated third party (the “Second Stockholder”). The Company agreed under the related Stock Purchase Agreement that, in exchange for the First Stockholder’s efforts in procuring the Second Stockholder’s services to identify merger or acquisition targets for the Company; in the event that the Company successfully completes a merger or acquisition of one or more business entities identified by the new 95% Second Stockholder (the “Business Combination”), the Company will issue such number of new shares of the common stock of the Company to the First Stockholder so that it will continue to retain 5% of equity ownership in the Company immediately after the close of any Business Combination. From October 2005 to June 2006, the Second Stockholder made additional capital contributions to the Company of $7,744.

In May 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to December 2018, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $234,695.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 4 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017. The sources of the difference are as follows:

	Year ended December 31, 2018	Year ended December 31, 2017

Expected tax at 21% and 34%, respectively	$(4,191)	$(6,693)

Remeasurement of deferred income tax assets from 34% to 21% (1)	-	31,061

Increase (decrease) in valuation allowance	4,191	(24,368)

Income tax provision	$-	$-

(1) As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United Sates corporate income tax rate became 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $31,061 from $81,237 to $50,176 as of December 31, 2017.

Significant components of the Company's deferred income tax assets are as follows:
	December 31, 2018	December 31, 2017

Net operating loss carryforward	$54,367	50,176

Less valuation allowance	(54,367)	(50,176)

Deferred income tax assets - net	$-	$-

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 4 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $54,367 attributable to the future utilization of the $258,890 net operating loss carryforward as of December 31, 2018 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2018. The Company will continue to review this valuation allowance and make adjustments as appropriate. $238,932 of the $258,890 net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $19,685, respectively. The remaining $19,958 (the pretax loss for the year ended December 31, 2018) of the $258,890 net operating loss carryforward does not expire and can be carried forward indefinitely to offset future taxable income.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A - No change in accountant for the annual period ended December 31, 2018 and to present.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of December 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because of limited segregation of the duties with respect to management. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Alex Kam (2005)	64

Mr. Kam, age 64, is the Company’s Chief Executive Officer and sole director since August 2005. Mr. Kam has extensive experience in international trade between the U.S. and China. He established ACE Wholesale in June 1981 and has served as President of ACE Wholesale since that time. ACE Wholesale has operations in Hong Kong and China, and focuses primarily on the import and export of electronic items. Also since June 1981, he has also served as Executive Vice President of the ACE Group, President of Marido Industrial Corporation, and President of Leman Development Corporation. Additionally, Mr. Kam also founded United National Bank in Monterey Park in August 1986 and served as a director of the bank until the bank was sold in 1992. Mr. Kam has a Masters of Science degree from the University of California at Los Angeles.

(1) The business address of our sole director is 3505 Hart Avenue, Suite 201, Rosemead, California 91770

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We do however have a code of ethics that applies to our officers, employees and director.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended December 31, 2018, the Board held no in-person meetings.

We do not have Audit or Compensation Committees of our board of directors.  Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.  There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Alex Kam is our Chief Executive Officer, President and Secretary, and Pan-Rong Liu is our Chief Financial Officer. Further information pertaining to Messrs.’ Kam and Liu’s business background and experience is as follows.

Alex Kam (2005)	64

Mr. Kam, age 64, is the Company’s Chief Executive Officer and sole director since August 2005. Mr. Kam has extensive experience in international trade between the U.S. and China. He established ACE Wholesale in June 1981 and has served as President of ACE Wholesale since that time. ACE Wholesale has operations in Hong Kong and China, and focuses primarily on the import and export of electronic items. Also since June 1981, he has also served as Executive Vice President of the ACE Group, President of Marido Industrial Corporation, and President of Leman Development Corporation. Additionally, Mr. Kam also founded United National Bank in Monterey Park in August 1986 and served as a director of the bank until the bank was sold in 1992. Mr. Kam has a Masters of Science degree from the University of California at Los Angeles.

Pan-Rong Liu (2006)	62

Mr Liu aged 62. Mr Liu has a PH.D degrees of Fish Pathology at Auburn University in 12/1988 after he gained the Master degree at 06/1986. Mr Liu founded T&L Trading Inc in 10/1991 and acted as  Vice President and CFO since then, T&L is a trading company specialize in import and export of seafood.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended December 31, 2018, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promotehonest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2018 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company.  We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended December 31, 2018; thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation	Total

Alex Kam	2018	$—	$—	$—	$—
CEO, Secretary	2017	$—	$—	$—	$—

Pan-Rong Liu	2018	$—	$—	$—	$—
Chief Financial Officer	2017	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of April 15, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3505 Hart Avenue, Suite 201, Rosemead, California 91770. As of April 15, 2019, there were 500,000 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Alex Kam(1)	237,500	-	237,500	47.50%
Pan-Rong Liu (2)	118,750	-	118,750	23.75%
Seung Chi Tang(3)	118,750	-	118,750	23.75%
Acer Limited (4)	25,000	-	25,000	5%
All directors/director nominees and executive officers as a group (2 persons)	356,250	-	356,250	71.25%

(1)  Chief Executive Officer, President, Secretary and sole member of the Board of Directors.

(2)  Chief Financial Officer of the Company.

(3)  Beneficial shareholder of the Company.

(4)  Acer Limited, a British Virgin Islands corporation, is owned and controlled by Mr. Cesar Villavicencio.

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under the General Corporation Law of Delaware (hereafter, the “DGCL”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Delaware law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

We have previously entered into indemnification agreements with certain of our current directors and officers. The indemnification agreement indemnifies the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity.  If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Change of Control

On July 8, 2005, Acer Limited ("Acer"), a British Virgin Islands Company owned and controlled by Mr. Cesar Villavicencio which was then the  sole stockholder of MAHI, sold 475,000 shares of MAHI common stock to Mr. Alex Kam for a cash purchase price of $120,000. Such shares constituted 95% of the outstanding capital stock of MAHI. In connection with the sale, MAHI agreed that, in the event that MAHI successfully completes a merger with or acquisition of one or more business entities identified by Mr. Kam (a "Business Combination"), it will issue to Acer such number of shares of its common stock as shall, together with the 25,000 shares currently owned by Acer, constitute 5% of the total issued and outstanding shares of MAHI common stock immediately following consummation of the Business Combination. Also in connection with the sale, Mr. Cesar Villavicencio resigned as sole director and Chief Executive Officer of MAHI and Mr. Kam was elected to both of those positions, making Mr. Kam MAHI's sole director and sole executive officer.

Other than the transactions and agreements disclosed in this Report, the Registrant knows of no arrangements which may result in a change of control of the Registrant.

No officer, director, promoter or affiliate of the Registrant has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Registrant through security holdings, contracts, options or otherwise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 15, 2004, the Company issued a total of 500,000 founders shares of common  stock to Acer Limited, a British Virgin Islands corporation, owned and controlled by Mr. Cesar Villavicencio, the Company’s former Chief Executive Officer, President, Chief Financial Officer, Secretary and Director in exchange for services provided and a total of $4,005 in cash.

On July 8, 2005, Acer Limited ("Acer"), a British Virgin Islands Company owned and controlled by Mr. Cesar Villavicencio which was then the  sole stockholder of MAHI, sold 475,000 shares of MAHI common stock to Mr. Alex Kam for a cash purchase price of $120,000. Such shares constituted 95% of the outstanding capital stock of MAHI. In connection with the sale, MAHI agreed that, in the event that MAHI successfully completes a merger with or acquisition of one or more business entities identified by Mr. Kam (a "Business Combination"), it will issue to Acer such number of shares of its common stock as shall, together with the 25,000 shares currently owned by Acer, constitute 5% of the total issued and outstanding shares of MAHI common stock immediately following consummation of the Business Combination. Also in connection with the sale, Mr. Cesar Villavicencio resigned as sole director and Chief Executive Officer of MAHI and Mr. Kam was elected to both of those positions, making Mr. Kam MAHI's sole director and sole executive officer.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$6,500	$6,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$6,500	$6,500

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Madison Ave. Holdings, Inc. (1)

3.2	Bylaws of Madison Ave. Holdings, Inc. (2)

10.1	Stock Purchase Agreement, dated July 8, 2005, among Madison Ave. Holdings, Inc., Acer Limited and Alex Kam(3)

10.2	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Pan-Rong Liu.(4)

10.3	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Seung Chi Tang. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Alex Kam.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Pan-Rong Liu.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Alex Kam.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Pan-Rong Liu.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

(2) Incorporated by reference to Exhibit 3.2 to the Form 10-SB.

(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2005.

(4) Incorporated by reference to Exhibit 10.1 to the Statement on Schedule 13D, filed by Pan-Rong Liu with the Commission on July 7, 2006.

(5) Incorporated by reference to Exhibit 10.2 to the Statement on Schedule 13D, filed by Seung Chi Tang with the Commission on July 7, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON AVE HOLDINGS, INC.

/s/ Alex Kam
Dated: April 15, 2019	By: Alex Kam, Chief Executive Officer and President (principal executive officer)

/s/ Pan-Rong Liu
Dated: April 15, 2019	By: Chief Financial Officer (principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alex Kam	Chief Executive Officer	April 15, 2019
Alex Kam

//s/ Alex Kam	Director	April 15, 2019
Alex Kam

//s/ Pan-Rong Liu	Chief Financial Officer	April 15, 2019
Pan-Rong Liu