Form 10-Q
period 2019-03-31
MADISON AVE HOLDINGS INC
filed 2019-05-15
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-50655

Madison Avenue Holdings, Inc.
(Exact name of registrant as specified in its Charter)

Delaware	20-0823997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

3505 Hart Avenue, Suite 201 Rosemead, California	91770
(Address of principal executive office)	(Zip Code)

(626)-576-4333

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 15, 2019, there were 500,000 shares of $0.001 par value common stock, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

MADISON AVENUE HOLDINGS INC.

Index to Financial Statements

Page
Financial Statements:

Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	F-2

Statements of Operations for the three months ended March 31, 2019 and 2018 (Unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash	$—	$—
Prepaid expenses	3,000	—

Total current assets	3,000	—

Other assets	—	—

Total assets	$3,000	$—

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$6,915	$2,000

Total current liabilities	6,915	2,000

Other liabilities	—	—

Total liabilities	6,915	2,000

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	262,140	256,390
Accumulated deficit	(266,555)	(258,890)

Total stockholders' equity (deficiency)	(3,915)	(2,000)

Total liabilities and stockholders' equity (deficiency)	$3,000	$—

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018

Revenues	$—	$—

Expenses:
General and administrative	7,665	7,415

Total expenses	7,665	7,415

Net loss	$(7,665)	$(7,415)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net loss	$(7,665)	$(7,415)
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	1,000
Accounts payable and accrued expenses	4,915	1,600

Net cash used in operating activities	(5,750)	(4,815)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Capital contributions	5,750	4,815

Net cash provided by financing activities	5,750	4,815

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2018 as included in our report on Form 10-K.

NOTE 2 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 –GOING CONCERN UNCERTAINTY

At March 31, 2019, the Company had no cash and for the period January 1, 2019 to March 31, 2019, the Company incurred a net loss of $7,665. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2019 and 2018

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

In May 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to March 2019, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $240,445.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% to income (loss) before income taxes. The sources of the difference are as follows:

	Three months Ended March 31, 2019	Three months Ended March 31, 2018

Expected tax	$(1,610)	$(1,557)

Increase in valuation allowance	1,610	1,557

Income tax provision	$—	$—

Significant components of the Company's deferred income tax assets are as follows:

	March 31, 2019	December 31, 2018
Net operating loss carryforward	$55,977	$54,367

Less valuation allowance	(55,977)	(54,367)

Income tax provision	$—	$—

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $55,977 attributable to the future utilization of the $266,555 net operating loss carryforward as of March 31, 2019 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate. $238,932 of the $266,555 net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $19,685, respectively. The remaining $27,623 of the $266,555 net operating loss carryforward does not expire and can be carried forward indefinitely to offset future taxable income.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the officers and directors from either their homes or their business offices at no cost to the Company. The officers and directors have agreed to continue this arrangement until the Company completes a business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

BUSINESS OVERVIEW

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

RESULTS OF OPERATION

Three months ended March 31, 2019 and 2018.

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $250 from $7,415 in the three months ended March 31, 2018 to $7,665 in the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

We have sustained significant net losses which have resulted in an accumulated deficit at March 31, 2019 of $266,555 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended March 31, 2019 of $7,665. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements included in our December 31, 2018 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods presented in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s).

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses (such as the absence of an audit committee and absence of qualified independent directors) in its internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Madison Ave. Holdings, Inc. (1)
3.2	Bylaws of Madison Ave. Holdings, Inc. (2)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

Date: May 15, 2019	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)