Form 10-Q
period 2019-09-30
MADISON AVE HOLDINGS INC
filed 2019-11-12
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 12, 2019, there were 500,000 shares of $0.001 par value common stock, issued and outstanding.

MADISON AVENUE HOLDINGS INC.

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	September 30	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash	$—	$—
Prepaid expenses	1,000	—

Total current assets	1,000	—

Other assets	—	—

Total assets	$1,000	$—

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$2,000	$2,000

Total current liabilities	2,000	2,000

Other liabilities	—	—

Total liabilities	2,000	2,000

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	273,535	256,390
Accumulated deficit	(275,035)	(258,890)

Total stockholders' equity (deficiency)	(1,000)	(2,000)

Total liabilities and stockholders' equity (deficiency)	$1,000	$—

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$—	$—	$—	$—

Expenses:
General and administrative	4,240	4,115	16,145	15,843

Total expenses	4,240	4,115	16,145	15,843

Net loss	$(4,240)	$(4,115)	$(16,145)	$(15,843)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Changes in Stockholders' Equity (Deficiency)
(Unaudited)

	Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2019	500,000	500	$256,390	$(258,890)	$(2,000)

Company expenses paid by stockholders	—	—	5,750	—	5,750

Net loss	—	—	—	(7,665)	(7,665)

Balances, March 31, 2019	500,000	500	$262,140	$(266,555)	$(3,915)

Company expenses paid by stockholders	—	—	8,155	—	8,155

Net loss	—	—	—	(4,240)	(4,240)

Balances, June 30, 2019	500,000	500	$270,295	$(270,795)	$—

Company expenses paid by stockholders	—	—	3,240	—	3,240

Net loss	—	—	—	(4,240)	(4,240)

Balances, September 30, 2019	500,000	500	$273,535	$(275,035)	$(1,000)

	Nine Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2018	500,000	500	$240,432	$(238,932)	$2,000

Company expenses paid by stockholders	—	—	4,815	—	4,815

Net loss	—	—	—	(7,415)	(7,415)

Balances, March 31, 2018	500,000	500	$245,247	$(246,347)	$(600)

Company expenses paid by stockholders	—	—	4,913	—	4,913

Net loss	—	—	—	(4,313)	(4,313)

Balances, June 30, 2018	500,000	500	$250,160	$(250,660)	$—

Company expenses paid by stockholders	—	—	3,115	—	3,115

Net loss	—	—	—	(4,115)	(4,115)

Balances, September 30, 2018	500,000	500	$253,275	$(254,775)	$(1,000)

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net loss	$(16,145)	$(15,843)
Changes in operating assets and liabilities:
Prepaid expenses	(1,000)	2,000
Accounts payable and accrued expenses	—	1,000

Net cash used in operating activities	(17,145)	(12,843)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Capital contributions	17,145	12,843

Net cash provided by financing activities	17,145	12,843

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and nine months ended September 30, 2019 and 2018

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

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

NOTE 3 –GOING CONCERN UNCERTAINTY

At September 30, 2019, the Company had no cash and for the period January 1, 2019 to September 30, 2019, the Company incurred a net loss of $16,145. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and nine months ended September 30, 2019 and 2018

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

In June 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to September 2019, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $251,840.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and nine months ended September 30, 2019 and 2018

(Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% to income (loss) before income taxes. The sources of the difference are as follows:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax	$(890)	$(864)	$(3,390)	$(3,327)

Increase in valuation allowance	890	864	3,390	3,327

Income tax provision	$-	$-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Net operating loss carryforward	$57,757	$54,367

Less valuation allowance	(57,757)	(54,367)

Deferred income tax assets - net	$—	$—

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and nine months ended September 30, 2019 and 2018

(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $57,757 attributable to the future utilization of the $275,035 net operating loss carryforward as of September 30, 2019 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate. $238,932 of the $275,035 net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $19,685, respectively. The remaining $36,103 of $275,035 net operating loss carryforward does not expire and can be carried forward indefinitely to offset future taxable income.

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

RESULTS OF OPERATION

Three Months ended September 30, 2019, compared to Three Months ended September 30, 2018:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased $125 from $4,115 in the three months ended September 30, 2018 to $4,240 in the three months ended September 30, 2019.

Nine Months ended September 30, 2019, compared to Nine Months ended September 30, 2018:

MAHI’s general and administrative expenses (and net loss) increased by $302 from $15,843 in the nine months ended September 30, 2018 to $16,145 in nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

We have sustained significant net losses which have resulted in an accumulated deficit at September 30, 2019 of $275,035 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended September 30, 2019 of $16,145. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

If applicable in the future, we will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Madison Ave. Holdings, Inc. (1)
3.2	Bylaws of Madison Ave. Holdings, Inc. (2)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference as exhibit 3.1 to Form 10SB12G filed effective 03-29-2004.
2.	Incorporated by reference as exhibit 3.2 to Form 10SB12G filed effective 03-29-2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Avenue Holdings, Inc.

Date: November 12, 2019	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)