Form 10-K
period 2019-12-31
MADISON AVE HOLDINGS INC
filed 2020-03-30
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A – there is no market for the Issuer’s common equity.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 500,000 shares outstanding as of March 30, 2020.

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

Employees

As of December 31, 2019, we currently have two full-time employees, Alex Kam our Chief Executive Officer and Pan-Rong Liu our Chief Financial Officer. Additionally, we are planning to hire other employees and contractors on an as needed basis. Certain other executive positions have been identified, and we intend to fill these positions. Additional other support staff and other personnel will be hired when there is adequate capital available to do so.

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

Results of Operations

Years ended December 31, 2019 and 2018:

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $725 from $19,958 in the year ended December 31, 2018 to $20,683 for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2019, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2019 of $279,573 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2019 of $20,683. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Madison Avenue Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Madison Avenue Holdings Inc. (the “Company”) as of December 31, 2019 and 2018 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Madison Avenue Holdings Inc. as of December 31, 2019 and 2018 and the results of its operations and cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 27, 2020

I have served as the Company’s auditor since 2005.

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	December 31,	December 31,
	2019	2018

Assets

Current assets:
Cash	$—	$—
Prepaid expenses	—	—

Total current assets	—	—

Other assets	—	—

Total assets	$—	$—

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,240	$2,000

Total current liabilities	3,240	2,000

Other liabilities	—	—

Total liabilities	3,240	2,000

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	275,833	256,390
Accumulated deficit	(279,573)	(258,890)

Total stockholders' equity (deficiency)	(3,240)	(2,000)

Total liabilities and stockholders' equity (deficiency)	$—	$—

See notes to financial statements

MADISON AVENUE HOLDINGS INC.
Statements of Operations

	Year ended	Year ended
	December 31, 2019	December 31, 2018

Revenues	$—	$—

Expenses:
General and administrative	20,683	19,958

Total expenses	20,683	19,958

Net loss	$(20,683)	$(19,958)

Net loss per share, basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Changes in Stockholders' Equity (Deficiency)

					Total
	Common Stock		Additional		Stockholders'
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficiency)

Balances, January 1, 2018	500,000	$500	$240,432	$(238,932)	$2,000

Company expenses paid by stockholders during 2018	—	—	15,958	—	15,958

Net loss for the year ended December 31, 2018	—	—	—	(19,958)	(19,958)

Balances, December 31, 2018	500,000	$500	$256,390	$(258,890)	$(2,000)

Company expenses paid by stockholders during 2019	—	—	19,443	—	19,443

Net loss for the year ended December 31, 2019	—	—	—	(20,683)	(20,683)

Balances, December 31, 2019	500,000	$500	$275,833	$(279,573)	$(3,240)

See notes to financial statements

MADISON AVENUE HOLDINGS INC.
Statements of Cash Flows

	Year ended	Year ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(20,683)	$(19,958)
Changes in operating assets and liabilities:
Prepaid expenses	—	2,000
Accounts payable and accrued expenses	1,240	2,000

Net cash used in operating activities	(19,443)	(15,958)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Capital contributions	19,443	15,958

Net cash provided by financing activities	19,443	15,958

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$—

MADISON AVE HOLDINGS, INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

At December 31, 2019, the Company had no cash and for the years ended December 31 2019 and 2018, the Company incurred net losses of $20,683 and $19,958, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In July 2005, the First Stockholder of the Company sold 475,000 shares of Company common stock to an unrelated third party (the “Second Stockholder”). The Company agreed under the related Stock Purchase Agreement that, in exchange for the First Stockholder’s efforts in procuring the Second Stockholder’s services to identify merger or acquisition targets for the Company; in the event that the Company successfully completes a merger or acquisition of one or more business entities identified by the new 95% Second Stockholder (the “Business Combination”), the Company will issue such number of new shares of the common stock of the

MADISON AVE HOLDINGS, INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 4 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the year ended December 31, 2019 and 34% for the year ended December 31, 2017. The sources of the difference are as follows:

	Year ended December 31, 2019	Year ended December 31, 2018

Expected tax at 21%	$(4,343)	$(4,191)

Increase (decrease) in valuation allowance	4,343	(4,191)

Income tax provision	$—	$—

Significant components of the Company's deferred income tax assets are as follows:

	December 31, 2019	December 31, 2017

Net operating loss carryforward	$58,710	54,367

Less valuation allowance	(58,710)	(54,367)

Deferred income tax assets - net	$—	$—

MADISON AVE HOLDINGS, INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 4 – INCOME TAXES (continued)

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $58,710 attributable to the future utilization of the $279,573 net operating loss carryforward as of December 31, 2019 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate. $238,932 of the $279,573 net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $19,685, respectively. The remaining $40,641 (the pretax loss for the year ended December 31, 2019) of the $279,573 net operating loss carryforward does not expire and can be carried forward indefinitely to offset future taxable income.

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

N/A - No change in accountant for the annual period ended December 31, 2019 and to present.

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

As of December 31, 2019, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because of limited segregation of the duties with respect to management. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
Alex Kam (2005)	65

Mr. Kam, age 65, is the Company’s Chief Executive Officer and sole director since August 2005. Mr. Kam has extensive experience in international trade between the U.S. and China. He established ACE Wholesale in June 1981 and has served as President of ACE Wholesale since that time. ACE Wholesale has operations in Hong Kong and China, and focuses primarily on the import and export of electronic items. Also since June 1981, he has also served as Executive Vice President of the ACE Group, President of Marido Industrial Corporation, and President of Leman Development Corporation. Additionally, Mr. Kam also founded United National Bank in Monterey Park in August 1986 and served as a director of the bank until the bank was sold in 1992. Mr. Kam has a Masters of Science degree from the University of California at Los Angeles.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended December 31, 2019, the Board held no in-person meetings.

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

Alex Kam (2005)	65

Mr. Kam, age 65, is the Company’s Chief Executive Officer and sole director since August 2005. Mr. Kam has extensive experience in international trade between the U.S. and China. He established ACE Wholesale in June 1981 and has served as President of ACE Wholesale since that time. ACE Wholesale has operations in Hong Kong and China, and focuses primarily on the import and export of electronic items. Also since June 1981, he has also served as Executive Vice President of the ACE Group, President of Marido Industrial Corporation, and President of Leman Development Corporation. Additionally, Mr. Kam also founded United National Bank in Monterey Park in August 1986 and served as a director of the bank until the bank was sold in 1992. Mr. Kam has a Masters of Science degree from the University of California at Los Angeles.

Pan-Rong Liu (2006)	63

Mr Liu aged 63. Mr Liu has a PH.D degrees of Fish Pathology at Auburn University in 12/1988 after he gained the Master degree at 06/1986. Mr Liu founded T&L Trading Inc in 10/1991 and acted as Vice President and CFO since then, T&L is a trading company specialize in import and export of seafood.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended December 31, 2019, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2019 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended December 31, 2019; thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation	Total

Alex Kam	2019	$—	$—	$—	$—
CEO, Secretary	2018	$—	$—	$—	$—

Pan-Rong Liu	2019	$—	$—	$—	$—
Chief Financial Officer	2018	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of April __, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3505 Hart Avenue, Suite 201, Rosemead, California 91770. As of April __, 2019, there were 500,000 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. during the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees	$6,500	$6,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$6,500	$6,500

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Madison Ave. Holdings, Inc. (1)

3.2	Bylaws of Madison Ave. Holdings, Inc. (2)

10.1	Stock Purchase Agreement, dated July 8, 2005, among Madison Ave. Holdings, Inc., Acer Limited and Alex Kam (3)

10.2	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Pan-Rong Liu.(4)

10.3	Stock Purchase Agreement, dated May 22, 2006, among Alex Kam and Seung Chi Tang. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Alex Kam.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Pan-Rong Liu.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Alex Kam.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Pan-Rong Liu.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

MADISON AVE HOLDINGS, INC.

/s/ Alex Kam
Dated: March 30, 2020	By: Alex Kam, Chief Executive Officer and President (principal executive officer)

/s/ Pan-Rong Liu
Dated: March 30, 2020	By: Chief Financial Officer (principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alex Kam	Chief Executive Officer	March 30, 2020
Alex Kam

//s/ Alex Kam	Director	March 30, 2020
Alex Kam

//s/ Pan-Rong Liu	Chief Financial Officer	March 30, 2020
Pan-Rong Liu