Form 10-Q
period 2020-03-31
MADISON AVE HOLDINGS INC
filed 2020-05-08
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 8, 2020, there were 500,000 shares of $0.001 par value common stock, issued and outstanding.

MADISON AVENUE HOLDINGS INC.

Index to Financial Statements

Page
Financial Statements:

Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019	F-2

Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited)	F-3

Statements of Changes in Stockholders' Equity (Deficiency) for the three months ended March 31, 2020 and 2019 (Unaudited)	F-4

Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6 – F-9

MADISON AVENUE HOLDINGS INC.

Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash	$—	$—
Prepaid expenses	—	—

Total current assets	—	—

Other assets	—	—

Total assets	$—	$—

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$4,850	$3,240

Total current liabilities	4,850	3,240

Other liabilities	—	—

Total liabilities	4,850	3,240

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	282,013	275,833
Accumulated deficit	(287,363)	(279,573)

Total stockholders' equity (deficiency)	(4,850)	(3,240)

Total liabilities and stockholders' equity (deficiency)	$—	$—

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019

Revenues	$—	$—

Expenses:
General and administrative	7,790	7,665

Total expenses	7,790	7,665

Net loss	$(7,790)	$(7,665)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Statements of Changes in Stockholders' Equity (Deficiency)

(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2020	500,000	500	$275,833	$(279,573)	$(3,240)

Company expenses paid by stockholders	—	—	6,180	—	6,180

Net loss	—	—	—	(7,790)	(7,790)

Balances, March 31, 2020	500,000	500	$282,013	$(287,363)	$(4,850)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2019	500,000	500	$256,390	$(258,890)	$(2,000)

Company expenses paid by stockholders	—	—	5,750	—	5,750

Net loss	—	—	—	(7,665)	(7,665)

Balances, March 31, 2019	500,000	500	$262,140	$(266,555)	$(3,915)

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net loss	$(7,790)	$(7,665)
Changes in operating assets and liabilities:
Prepaid expenses	—	(3,000)
Accounts payable and accrued expenses	1,610	4,915

Net cash used in operating activities	(6,180)	(5,750)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Capital contributions	6,180	5,750

Net cash provided by financing activities	6,180	5,750

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Notes to Financial Statements
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2019 as included in our report on Form 10-K.

NOTE 2 – ORGANIZATION

Madison Avenue Holdings Inc. (the “Company”) was incorporated in the State of Delaware on February 27, 2004. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 –GOING CONCERN UNCERTAINTY

At March 31, 2020, the Company had no cash and for the period January 1, 2020 to March 31, 2020, the Company incurred a net loss of $7,790. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

 MADISON AVENUE HOLDINGS INC.
Notes to Financial Statements
For the Three Months Ended March 31, 2020 and 2019
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

In May 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to March 2020, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $260,318.

MADISON AVENUE HOLDINGS INC.
Notes to Financial Statements
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% to income (loss) before income taxes. The sources of the difference are as follows:

	Three months Ended March 31, 2020	Three months Ended March 31, 2019
Expected tax	$(1,636)	$(1,610)

Increase in valuation allowance	1,636	1,610

Income tax provision	$—	$—

Significant components of the Company's deferred income tax assets are as follows:

	March 31, 2020	December 31, 2019
Net operating loss carryforward	$60,346	$58,710

Less valuation allowance	(60,346)	(58,710)

Deferred income tax assets - net	$—	$—

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.
Notes to Financial Statements
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $60,346 attributable to the future utilization of the $287,363 net operating loss carryforward as of March 31, 2020 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate. $238,932 of the $287,363 net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $19,685, respectively. The remaining $48,431 of the $287,363 net operating loss carryforward does not expire and can be carried forward indefinitely to offset future taxable income.

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

RESULTS OF OPERATION

Three months ended March 31, 2020 and 2019.

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) increased by $125 from $7,665 in the three months ended March 31, 2019 to $7,790 in the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

We have sustained significant net losses which have resulted in an accumulated deficit at March 31, 2020 of $287,363 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the three months ended March 31, 2020 of $7,790. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our December 31, 2019 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Madison Avenue Holdings, Inc.

Date: May 8, 2020	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)