Form 10-Q
period 2021-06-30
MADISON AVE HOLDINGS INC
filed 2021-08-09
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 9, 2021, there were 500,000 shares of $0.001 par value common stock, issued and outstanding.

MADISON AVENUE HOLDINGS INC.

Index to Financial Statements

Page
Financial Statements:

Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	F-2

Statements of Operations for the six months ended June 30, 2021 and 2020 (Unaudited)	F-3

Statements of Changes in Stockholders' Equity (Deficiency) for the six months ended June 30, 2021 and 2020 (Unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6 – F-9

MADISON AVENUE HOLDINGS INC.

Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$—	$—
Prepaid expenses	2,000	—

Total current assets	2,000	—

Other assets	—	—

Total assets	$2,000	$—

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$3,338	$2,000

Total current liabilities	3,338	2,000

Other liabilities	—	—

Total liabilities	3,338	2,000

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	310,673	297,883
Accumulated deficit	(312,511)	(300,383)

Total stockholders' equity (deficiency)	(1,338)	(2,000)

Total liabilities and stockholders' equity (deficiency)	$2,000	$—

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$—	$—	$—	$—

Expenses:
General and administrative	4,338	4,340	12,128	12,130

Total expenses	4,338	4,340	12,128	12,130

Net loss	$(4,338)	$(4,340)	$(12,128)	$(12,130)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements

MADISON AVENUE HOLDINGS INC.

Statements of Changes in Stockholders' Equity (Deficiency)

(Unaudited)

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2021	500,000	500	$297,883	$(300,383)	$(2,000)

Company expenses paid by stockholders	—	—	4,000	—	4,000

Net loss	—	—	—	(7,790)	(7,790)

Balances, March 31, 2021	500,000	500	$301,883	$(308,173)	$(5,790)

Company expenses paid by stockholders	—	—	8,790	—	8,790

Net loss	—	—	—	(4,338)	(4,338)

Balances, June 30, 2021	500,000	500	$310,673	$(312,511)	$(1,338)

	Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2020	500,000	500	$275,833	$(279,573)	$(3,240)

Company expenses paid by stockholders	—	—	6,180	—	6,180

Net loss	—	—	—	(7,790)	(7,790)

Balances, March 31, 2020	500,000	500	$282,013	$(287,363)	$(4,850)

Company expenses paid by stockholders	—	—	4,090	—	4,090

Net loss	—	—	—	(4,340)	(4,340)

Balances, June 30, 2020	500,000	500	$286,103	$(291,703)	$(5,100)

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net loss	$(12,128)	$(12,130)
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	—
Accounts payable and accrued expenses	1,338	1,860

Net cash used in operating activities	(12,790)	(10,270)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Capital contributions	12,790	10,270

Net cash provided by financing activities	12,790	10,270

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See notes to financial statements

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2021 and the results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date.

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

NOTE 3 –GOING CONCERN UNCERTAINTY

At June 30, 2021, the Company had no cash and an accumulated deficit of $312,511, and for the six month ended June 30, 2021, the Company incurred a net loss of $12,128. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020

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

In May 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to June 2021, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $288,978.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% to income (loss) before income taxes. The sources of the difference are as f ollows:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$(911)	$(911)	$(2,547)	$(2,548)

Increase in valuation allowance	911	911	2,547	2,548

Income tax provision	$-	$-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Net operating loss carryforward	$65,627	$63,080

Less valuation allowance	(65,627)	(63,080)

Deferred income tax assets - net	$—	$—

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

MADISON AVENUE HOLDINGS INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $65,627 attributable to the future utilization of the $312,511 net operating loss carryforward as of June 30, 2021 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2021. The Company will continue to review this valuation allowance and make adjustments as appropriate. $238,932 of the $312,511 net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $19,685, respectively. The remaining $73,579 of the $312,511 net operating loss carryforward does not expire and can be carried forward indefinitely to offset future taxable income.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the officers and directors from either their homes or their business offices at no cost to the Company. The officers and directors have agreed to continue this arrangement until the Company completes a business combination.

NOTE 7 – RELATED PARTY TRANSACTIONS

The stockholders funded $12,790 and $10,270 of Company’s operating expenses for the six months ended June 30, 2021 and 2020, respectively. The expenses paid on behalf the Company represent stockholder contributions as the Company is not obligated to repay its stockholders.

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

RESULTS OF OPERATION

Three months ended June 30, 2021 and 2020

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) decreased by $2 from $4,340 in the three months ended June 30, 2020 to $4,338 in the three months ended June 30, 2021.

Six months ended June 30, 2021 and 2020.

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) decreased by $2 from $12,130 in the six months ended June 30, 2020 to $12,128 in the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

We have sustained significant net losses which have resulted in an accumulated deficit at June 30, 2021 of $312,511and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the six months ended June 30, 2021 of $12,128. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Madison Ave. Holdings, Inc. (1)
3.2	Bylaws of Madison Ave. Holdings, Inc. (2)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

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

Madison Avenue Holdings, Inc.

Date: August 9, 2021	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)