Form 10-Q
period 2021-09-30
MADISON AVE HOLDINGS INC
filed 2021-11-15
CIK 1284196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ‘‘accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 12, 2021, there were 500,000 shares of $0.001 par value common stock, issued and outstanding.

MADISON AVENUE HOLDINGS INC.

MADISON AVENUE HOLDINGS INC.
Balance Sheets

	September 30	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$—	$—
Prepaid expenses	1,100	—

Total current assets	1,100	—

Other assets	—	—

Total assets	$1,100	$—

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$2,198	$2,000

Total current liabilities	2,198	2,000

Other liabilities	—	—

Total liabilities	2,198	2,000

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in capital	315,253	297,883
Accumulated deficit	(316,851)	(300,383)

Total stockholders' equity (deficiency)	(1,098)	(2,000)

Total liabilities and stockholders' equity (deficiency)	$1,100	$—

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$—	$—	$—	$—

Expenses:
General and administrative	4,340	4,340	16,468	16,470

Total expenses	4,340	4,340	16,468	16,470

Net loss	$(4,340)	$(4,340)	$(16,468)	$(16,470)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	500,000	500,000	500,000	500,000

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
Statements of Changes in Stockholders' Equity (Deficiency)
(Unaudited)

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2020	500,000	$500	$297,883	$(300,383)	$(2,000)

Company expenses paid by stockholders	—	—	4,000	-	4,000

Net loss	—	—	-	(7,790)	(7,790)

Balances, March 31, 2020	500,000	500	301,883	(308,173)	(5,790)

Company expenses paid by stockholders	—	—	8,790	-	8,790

Net loss	—	—	-	(4,338)	(4,338)

Balances, June 30, 2020	500,000	500	310,673	(312,511)	(1,338)

Company expenses paid by stockholders	—	—	4,580	-	4,580

Net loss	—	—	-	(4,340)	(4,340)

Balances, September 30, 2021	500,000	$500	$315,253	$(316,851)	$(1,098)

	Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balances, January 1, 2019	500,000	$500	$275,833	$(279,573)	$(3,240)

Company expenses paid by stockholders	—	—	6,180	-	6,180

Net loss	—	—	-	(7,790)	(7,790)

Balances, March 31, 2019	500,000	500	282,013	(287,363)	(4,850)

Company expenses paid by stockholders	—	—	4,090	-	4,090

Net loss	—	—	-	(4,340)	(4,340)

Balances, June 30, 2019	500,000	500	286,103	(291,703)	(5,100)

Company expenses paid by stockholders	—	—	4,440	-	4,440

Net loss	—	—	-	(4,340)	(4,340)

Balances, September 30, 2019	500,000	$500	$290,543	$(296,043)	$(5,000)

See notes to financial statements.

MADISON AVENUE HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net loss	$(16,468)	$(16,470)
Changes in operating assets and liabilities:
Prepaid expenses	(1,100)	—
Accounts payable and accrued expenses	198	1,760

Net cash used in operating activities	(17,370)	(14,710)

Cash flows from investing activities	-	—

Cash flows from financing activities:
Proceeds from sale of common stock	-	—
Capital contributions	17,370	14,710

Net cash provided by financing activities	17,370	14,710

Net increase (decrease) in cash	-	—

Cash, beginning of period	-	—

Cash, end of period	$-	$—

Supplemental disclosures of cash flow information:
Interest paid	$-	$—

Income taxes paid	$-	$—

See notes to financial statements.

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2021 and the results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date.

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

NOTE 3 –GOING CONCERN UNCERTAINTY

At September 30, 2021, the Company had no cash and an accumulated deficit of $316,851, and for the nine month ended September 30, 2021, the Company incurred a net loss of $16,468. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In May 2006, the Second Stockholder sold a total of 237,500 shares of Company common stock to two unrelated third parties (the “Third Stockholder” and the “Fourth Stockholder”), 118,750 shares to each of them. From September 2006 to September 2021, the Second Stockholder, Third Stockholder and Fourth Stockholder made capital contributions to the Company of $293,558.

NOTE 5 – INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 21% to income (loss) before income taxes. The sources of the difference are as follows:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax	$(911)	$(911)	$(3,459)	$(3,459)

Increase in valuation allowance	911	911	3,459	3,459

Income tax provision	$—	$—	$—	$—

Significant components of the Company's deferred income tax assets are as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Net operating loss carryforward	$66,539	$63,080

Less valuation allowance	(66,539)	(63,080)

Deferred income tax assets - net	$—	$—

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 – INCOME TAXES (continued)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $66,539 attributable to the future utilization of the $316,851 net operating loss carryforward as of September 30, 2021 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2021. The Company will continue to review this valuation allowance and make adjustments as appropriate. $238,932 of the $316,851 net operating loss carryforward expires in years 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033, 2034, 2035, 2036 and 2037 in the amounts of $7,297, $12,450, $9,621, $20,306, $16,739, $15,325, $16,318, $18,203, $19,160, $20,410, $20,535, $19,605, $23,278 and $19,685, respectively. The remaining $77,919 of the $316,851 net operating loss carryforward does not expire and can be carried forward indefinitely to offset future taxable income.

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

RESULTS OF OPERATION

Three months ended September 30, 2021 and 2020.

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) was $4,340 and $4,340 in the three months ended September 30, 2020 and 2021, respectively.

Nine months ended September 30, 2021 and 2020.

MAHI has no revenues, as it has no products or services. MAHI’s general and administrative expenses (and net loss) was $16,470 and $16,468 in the nine months ended September 30, 2020 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, MAHI had no cash. Certain MAHI stockholders have been currently paying MAHI’s vendors directly as capital contributions to MAHI.

We have sustained significant net losses which have resulted in an accumulated deficit at September 30, 2021 of $316,851 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the nine months ended September 30, 2021 of $16,468. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Madison Ave. Holdings, Inc. (1)
3.2	Bylaws of Madison Ave. Holdings, Inc. (2)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Madison Avenue Holdings, Inc.

Date: November 15, 2021	By:	/s/ Alex Kam
Alex Kam
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)